Form 10-Q
period 1996-03-31
LAW COMPANIES GROUP INC
filed 1996-06-11
CIK 853323

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----  EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996  or
                               ----------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----  EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number   0-19239
                       ----------


                           LAW COMPANIES GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Georgia                                     58-0537111
 ----------------------------------             ----------------------------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                  Identification Number)



114 TownPark Drive, Kennesaw, Georgia                       30144
- - -----------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:     (770) 590-4600
                                                       ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No
                            -----    -------

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at June 1, 1996 was 1,913,095.

                       TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
       as of March 31, 1996 and December 31, 1995.............  1

     Condensed Consolidated Statements of Income
       for the Quarters Ended March 31, 1996 and 1995.........  3

     Condensed Consolidated Statements of Cash Flows
       for the Quarters Ended March 31, 1996 and 1995.........  4

     Notes to Condensed Consolidated
       Financial Statements...................................  5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS...................................  6

PART II.  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS......................................... 11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................ 11

SIGNATURE....................................................  12

PART I.   FINANCIAL INFORMATION
          ITEM 1.  FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)


                                 March 31,  December 31,
                                   1996         1995
                                 ---------  ------------
Assets
Current assets:
  Cash and cash equivalents       $  5,530      $  4,913
  Billed fees receivable, net
   of allowance                     53,962        58,399
  Unbilled work in progress         35,044        32,863
  Other receivables                  1,505         1,970
  Employee advances                    681           560
  Prepaid expenses                   2,997         2,626
  Deferred income taxes              1,687         1,616
                                  --------      --------

Total current assets               101,406       102,947

Property and equipment:
  Land and buildings                 8,702         8,589
  Equipment                         34,560        34,621
  Automobiles                        4,221         4,345
  Furniture and fixtures            14,039        14,028
  Leasehold improvements             4,107         4,258
                                  --------      --------
                                    65,629        65,841
  Less accumulated
   depreciation and
     amortization                   40,176        39,786
                                  --------      --------
                                    25,453        26,055
Other Assets:
  Equity investments                 1,434         1,402
  Goodwill, net                     13,626        13,938
  Deposits and other assets          2,095         3,962
                                  --------      --------
                                    17,155        19,302
                                  --------      --------

                                  $144,014      $148,304
                                  ========      ========

See accompanying notes.

CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)

                                                 March 31,  December 31,
                                                   1996         1995
                                                 ---------  ------------
Liabilities and shareholders' equity

Current liabilities:
     Short-term borrowings                       $    963   $  1,201
     Accounts payable                              18,652     20,855
     Billings in excess of costs and fees
      earned on contracts in progress              11,756      9,515
     Accrued payroll and other employee
      benefits                                      7,288      9,455
     Accrued professional liability
      reserve                                       6,201      6,349
     Other accrued expenses                        18,839     17,248
     Income taxes payable                           4,326      4,181
     Current portion of long-term debt             35,565      3,759
                                                 --------   --------


Total current liabilities                         104,873     72,563

Long-term debt                                     11,549     47,463

Deferred income taxes                              10,984     10,948

Minority interest in equity of
 subsidiaries                                       1,404      1,504

Shareholders' equity:
     Class A common stock--$10 par value:
      stated at $1.00; authorized: 5,000,000
      shares; issued and outstanding:  0
      shares in 1996 and 1,533,106 shares in
      1995                                             --      1,533

     Common stock--$1 par value:
      authorized: 10,000,000 shares; issued
      and outstanding: 1,906,283
        shares in 1996 and 361,266 in 1995          1,906        361

     Additional paid in capital                    15,021     14,823
     Retained earnings                              3,556      3,794
     Foreign currency translation adjustment       (5,279)    (4,685)
                                                 --------   --------
                                                   15,204     15,826
                                                 --------   --------

                                                 $144,014   $148,304
                                                 ========   ========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LAW COMPANIES GROUP, INC.
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       For the Quarter
                                       Ended March 31,
                                     -------------------
                                       1996       1995
                                     --------   --------

Gross fees                            $83,016    $94,696
Less:  Cost of outside services        10,348     13,560
                                      -------    -------

Net fees                               72,668     81,136

Direct costs and expenses:
     Payroll                           21,479     23,228
     Job related expenses               7,547      7,936
                                      -------    -------

Gross profit                           43,642     49,972

Indirect costs and expenses:
     Payroll                           16,662     17,341
     Other expenses                    24,932     27,675
                                      -------    -------

Operating income                        2,048      4,956

Other income (expense):
     Interest expense                  (1,101)    (1,406)
     Deferred financing costs          (1,070)        --
     Other income (expense)               (13)        29
                                      -------    -------

     Income (loss) before
      income taxes, minority
      interests, and equity
      investments                        (136)     3,579


Income tax (provision)                   (100)    (1,697)

Minority interests                         --        (54)

Equity investments                         --       (100)
                                      -------    -------

Net income (loss)                     $  (236)   $ 1,728
                                      =======    =======

Net income (loss) per common share    $  (.12)   $   .84
                                      =======    =======

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)
                                                          For the Quarter
                                                           Ended March 31,
                                                        -------------------
                                                          1996       1995
                                                        --------   --------

OPERATING ACTIVITIES
     Net income (loss)                                   $  (236)   $1,728
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                    2,028     2,161
          Provision for losses on
           receivables                                       524       593
          Provision for losses on claims                       7        --
          Deferred income taxes provision (benefit)          (35)      756
          Undistributed (earnings) losses from
            equity investments                                --       100

          Minority interest in income (loss) of               --        54
           subsidiaries
          Gain (loss) on disposal of
           property and equipment                             13       (45)
                                                         -------    ------
                                                           2,301     5,347
   Changes in operating assets and
    liabilities:
        Billed fees receivable                             3,913     2,441
        Unbilled work in progress                         (2,181)   (9,470)
        Other current assets                                 (28)    1,536
        Accounts payable and accrued expenses             (2,575)      841
        Billings in excess of costs and fees
         earned on contracts in progress                   2,241        37
                                                         -------    ------
     Net cash provided by operating activities             3,671       732

INVESTING ACTIVITIES
     Purchases of property and equipment                    (920)   (1,825)
     Proceeds from disposal of property and
      equipment and equity investments                         5        --
     Other, net                                              974       295
                                                         -------    ------
Net cash provided by (used in) investing activities           59    (1,530)

FINANCING ACTIVITIES
     Net (payments) proceeds on short-term borrowings       (239)       80
     Net (payments) proceeds on revolving
      line of credit and long-term borrowings             (4,108)    1,498
     Deferred financing costs                              1,070        --
     Issuance of shares of common stock                      210        --
                                                         -------    ------
Net cash provided by financing activities                 (3,067)    1,578
Effect of exchange rate changes on cash                      (46)      222
                                                         -------    ------
Increase in cash and cash equivalents                        617     1,002
Cash and cash equivalents at beginning of period           4,913     6,601
                                                         -------    ------
Cash and cash equivalents at end of period               $ 5,530   $ 7,063
                                                         =======    ======
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LAW COMPANIES GROUP, INC.


NOTE 1 - There have been no significant changes in the accounting policies of the Company during the periods presented, except as noted below. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1995 in the Company's Form 10-K.

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1995 included in the Company's Form 10-K. The accompanying condensed consolidated financial statements at and for the three months ended March 31, 1996 and 1995 have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may occur during the year ending December 31, 1996.

NOTE 3 - On May 10, 1996, the Company obtained an amended credit facilities commitment from its banks, extending the maturity date of the existing credit facilities through January 15, 1997. Consequently, the long-term debt of approximately $32 million under these amended credit facilities has been classified as current as of March 31, 1996.

NOTE 4 - Effective as of January 1, 1996, pursuant to the Company's Third Restated Articles of Incorporation, all shares of Class A stock automatically converted into shares of Common Stock on a one-for-one basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the three month periods indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of income and (ii) the percentage increase or decrease in each of such items in 1996 from the comparable period in the prior year. The Company measures its operating performance on the basis of net fees since a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. This table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

                                                    Year to
                                                     Year
                                                  Percentage
                             Three Month           Increase
                       Periods Ended March 31,    (Decrease)
                       -----------------------  ------------
                           1996        1995     1996 vs 1995
                         --------    --------   ------------

Net fees                  100.0%      100.0%       (10.4%)

Gross profit               60.1%       61.6%       (12.7%)

Indirect costs and         57.2%       55.5%        (7.6%)
 expenses

Operating income            2.8%        6.1%       (58.7%)

Net income (loss)          (0.3%)       2.1%      (113.7%)


RESULTS OF OPERATIONS

Consolidated net fees of $72.7 million for the first three months of 1996 decreased 10.4% from net fees of $81.1 million for the same period in 1995. The Domestic Group's net fees decreased 12.9% from $55.6 million for the first three months of 1995 to $48.4 million for the same period in 1996. This decrease was due to the following reasons: several weeks of inclement winter weather in the North and East regions of the United States, the effects of the Company's focus on its cost structure and competitiveness as opposed to growth, lack of regulatory pressure to drive environmental markets, and overall competitiveness in the markets for the Domestic Group's services. For 1996 and future years, the Company has initiated a domestic national marketing development program designed to increase the Company's market share and net fees. Specifically, the goals are to position the Company to take further advantage of major work opportunities that exist in the market for the Company's core competencies and services by targeting specific large national clients. Another goal of this program is to develop a structure for quick and effective response to marketing opportunities as they are identified at all levels -- national, regional, and local. A separate business development and project management program is underway that is designed to assist local offices with local business development capabilities and to improve local profitability through better pricing strategies.

The International Group's net fees for the first quarter of 1996 decreased 5.1% from $25.5 million to $24.3 million. This was primarily attributable to the decrease in the average value of the dollar of 6.1% in the first quarter of 1996 compared to the average value of the dollar in the first quarter of 1995.

The gross profit margin decreased from 61.6% in the first quarter of 1995 to 60.1% for the same period in 1996. The Domestic Group's gross profit margin decreased to 65.7% in the first quarter of 1996 from 67.1% for the same period in 1995. This decrease was attributable to a slight increase in non-billable job-related expenses and an increase in direct labor costs. The International Group's gross profit margin decreased slightly from 49.7% in the first quarter of 1995 to 48.8% for the same period in 1996. This decrease is attributable to an increase in non-billable job-related expenses, which has been slightly offset by a decrease in direct labor costs.

Indirect costs and expenses were $41.6 million, or 57.2% of 1996 first quarter net fees, compared with $45.0 million, or 55.5% of 1995 first quarter net fees. This decrease of 7.6% is attributable to the Company's 1996 cost reduction and labor utilization initiatives. In addition to the domestic marketing and business development initiatives mentioned above, the Company has initiated other programs, focused on the domestic business, with overall goals to maximize efficiency and profitability and to positively effect change in the Company's culture. These programs include an initiative to measure and improve contribution to the Company's overall goals and objectives, on both an individual and an organizational level. These initiatives focus on specific financial drivers and help determine how individual and organizational efforts can positively impact these drivers.

Another program is focused on technical delivery, quality control, and quality assurance. The central objectives to this program are to reassess technical delivery throughout the Company and to enable the Company to make immediate improvements in the utilization of staff; to reassess quality assurance and quality control rules, responsibilities, and structure in order to improve work quality; and to define and implement standard procedures for technical execution and delivery. The Company has also focused on improving procurement activities designed to reduce material and service costs by development and negotiation of national contracts to take advantage of the Company's overall purchasing power. The areas of initial focus include office supplies, travel management, office equipment, telecommunications and cellular services, offsite data management, forms management, and vehicle leasing.

In addition, the Company has begun to review its overhead cost structure. This review will analyze the functions provided by each department, the value related to these functions, and the cost to perform and maintain these functions. This review is intended to provide that the Company is making the most efficient use of the capital required to support these areas. While the intent of these programs is to increase profits, there can be no assurance that they will be successful.

Interest expense decreased to $1.1 million in 1996's first quarter compared to $1.4 million for the same period in 1995. This decrease was related to lower average outstanding debt and interest rebates in the International Group. Deferred financing costs of $1.1 million related to the renegotiation of the Company's credit facilities were also recorded in the first quarter of 1996.

The effective income tax rates for the first three months of 1996 and 1995 were (73.5)% and 47.4%, respectively. The effective tax rates were higher than the statutory federal rate of 34% due primarily to the effect of state income taxes and certain nondeductible expenses.

In the first quarter of 1996, the Company recorded a net loss of $236,000, or $(0.12) per share, compared to net income of $1.7 million, or $.84 per share, for the first quarter of 1995.

CURRENCY TRANSLATION

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' economic environments by utilizing a combination of current, average, and historic exchange rates, with translation impacts being included in income. The foreign subsidiaries' functional currency financial statements are translated into U.S. dollars, the Company's reporting currrency, utilizing current and average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant in the first quarter of 1996. The translation of the Company's foreign subsidiaries' in the first quarter of 1996 resulted in a $.6 million change in the Foreign Currency Translation Adjustment component of shareholders' equity. This change was caused by a 1.7% increase in the strength of the dollar relative to the pound sterling from the rate at December 31, 1995 to the rate at March 31, 1996.

DEBT AND SHORT-TERM BORROWINGS

The Company reported debt and short-term borrowings of $48.1 million at March 31, 1996, compared to $52.4 million at December 31, 1995. At December 31, 1995, the Company was not in compliance with all the restrictive covenants in the bank credit facility agreements. On March 8, 1996, the Company received a waiver from its banks for the restrictive covenant violations. On April 30, 1996, the Company received a 10-day extension from its banks. On May 10, 1996, the Company received a commitment from its banks to modify and extend its credit facilities to January 15, 1997. These revised credit facilities are secured by substantially all assets of the Company and substantially all stock of its subsidiaries. The revised credit facilities, in addition to customary restrictions normally contained in credit facilities of this type, include certain restrictions relating to, among other things, maintaining debt within approved limits, maintaining a minimum specified tangible net worth, limitations on capital expenditures and share repurchases, and achievement of certain fixed charge and interest coverage ratios.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1995, certain of the Company's subsidiaries filed their federal income tax returns on the cash basis of accounting. Effective January 1, 1995, these subsidiaries changed their method of accounting from the cash to the accrual method for federal income tax purposes. Accordingly, previously deferred income of approximately $47 million at January 1, 1995 will be included in taxable income over a four year period beginning in 1995. The Company anticipates income tax payments of approximately $2.5 million in 1996 related to this change in income tax accounting.

The Company believes that its cash provided by operations and borrowings available under the bank credit facilities will be sufficient to meet its base operating requirements and capital expenditures through December 31, 1996. The Company's ability to fund growth, other than at minimum levels, will depend on profitability and working capital management, primarily in the areas of accounts receivable and work in progress. The Company believes that a moderate shortfall in operating profits could be offset by more intense accounts receivable collection efforts. However, should the Company's profitability and working capital management both fall below management's minimum expectations, the Company would be required to evaluate alternative means of raising debt or equity capital. There can be no assurance that the Company will be able to negotiate an extension to the 1996 revised credit facilities beyond January 15, 1997. As a result, all debt under these revised credit facilities as of March 31, 1996 has been classified as current liabilities.

The Company has engaged a financial advisor, Alex. Brown & Sons Incorporated, to assist in developing a financial plan consistent with the Company's strategic objectives. Within the scope of the financial advisor's role is the analysis and review of the Company's current capital structure and evaluation of alternative means of raising debt or equity capital.

The bank credit facilities prohibit principal payments on existing notes of approximately $13.5 million (as of May 1, 1996) or any future notes owed by the Company to former shareholders. Principal payments scheduled to be due in 1996 on these notes are approximately $2.6 million. The existing notes as well as any future notes to former shareholders are subordinated to the bank credit facilities.

The Company's 401(k) Savings Plan (the Plan) permits employees to elect to invest their Plan contributions in Company Common Stock, and provides that the Company's matching contributions, if any, under the Plan are made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company determined to temporarily terminate all purchases of Company Common Stock under the Plan whether as employee contributions or as Company matching contributions. This termination was effected in light of conditions regarding the Company's financial position, including (i) negotiations regarding extension of the Company's credit facilities, (ii) the Company's failure to timely file its 1995 Annual Report on Form 10-K, and (iii) the related unavailability of a current appraisal of the fair market value of the Common Stock. The Company has made no determinations regarding the appropriate time to reinstate the provisions to allow purchases of shares of Common Stock under the Plan, and there can be no assurance that the Company will reinstate such provisions.

FORWARD LOOKING STATEMENTS

The above statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the construction sector in particular, competitive factors, including price pressures, the ability to control internal costs that are not passed on to the Company's clients, the ability to manage cash flow and working capital, the ability to obtain longer term financing on acceptable terms to support the Company's operations and other factors referenced elsewhere herein.

EFFECT OF INFLATION

General economic inflation had the effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.

CASH PROVIDED BY OPERATIONS

Cash provided by operations in the first quarter of 1996 was $3.7 million compared to $.7 million for the same period in 1995. This increase is primarily attributable to better working capital management in the areas of accounts receivable and the timely conversion of unbilled work in progress to accounts receivable.

CAPITAL EXPENDITURES

Capital expenditures for the first three months of 1996 were $.9 million. This represents a decrease of $.9 million from the first three months of 1995. This decrease was in line with the Company's 1996 capital expenditures plan, as well as within the limits imposed by the revised credit facilities. The Company is required to limit capital spending to $6.0 million in 1996. During this period, the Company completed the installation of its new project and financial accounting system and continued to upgrade existing computer equipment. The Company has no other material commitments for purchases of additional equipment.

DIVIDENDS

Dividends are prohibited by the bank credit facilities.

PART II.  OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Company held a Special Meeting of Shareholders on February 2, 1996 in Kennesaw, Georgia for the purpose of amending the Company's Third Restated Articles of Incorporation to provide for appraisal of the Company's Common Stock at least as often as annually. The shareholders approved the amendment as set forth below.

                                      For         Against/Abstained
                                   ---------     -------------------

         Proposal to Amend
        the Company's Third
        Restated Articles of       1,398,685           15,583
           Incorporation

ITEM 6.     Exhibits and Reports on Form 8-K

     (a) Exhibits

           11 - Computation of Earnings Per Share    Page:

           27 - Financial Data Schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Law Companies Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LAW COMPANIES GROUP, INC.


/s/ Robert B. Fooshee
- - -------------------------------------
Robert B. Fooshee
Chief Financial Officer and Treasurer


Dated:  ________, 1996