Form 10-Q/A
period 1996-03-31
LAW COMPANIES GROUP INC
filed 1996-07-12
CIK 853323

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996  or
                               ----------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number   0-19239
                       ----------


                           LAW COMPANIES GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Georgia                                     58-0537111
 ----------------------------------             ----------------------------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                  Identification Number)



114 TownPark Drive, Kennesaw, Georgia                       30144
- -----------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:     (770) 590-4600
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
                                  ========      ========

See accompanying notes.

CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)

                                                 March 31,  December 31,
                                                   1996         1995
                                                 ---------  ------------
Liabilities and shareholders' equity

Current liabilities:
     Short-term borrowings                       $    963   $  1,201
     Accounts payable                              18,652     20,855
     Billings in excess of costs and fees
      earned on contracts in progress              11,756      9,515

     Accrued payroll and other employee
      benefits                                      8,571      9,455
     Accrued professional liability
      reserve                                       6,201      6,349
     Other accrued expenses                        18,839     17,248
     Income taxes payable                           4,326      4,181
     Current portion of long-term debt             35,565      3,759
                                                 --------   --------


Total current liabilities                         104,873     72,563

Long-term debt                                     11,549     47,463

Deferred income taxes                              10,984     10,948

Minority interest in equity of
 subsidiaries                                       1,404      1,504

Shareholders' equity:
     Class A common stock--$10 par value:
      stated at $1.00; authorized: 5,000,000
      shares; issued and outstanding:  0
      shares in 1996 and 1,533,106 shares in
      1995                                             --      1,533

     Common stock--$1 par value:
      authorized: 10,000,000 shares; issued
      and outstanding: 1,906,283
        shares in 1996 and 361,266 in 1995          1,906        361

     Additional paid in capital                    15,021     14,823
     Retained earnings                              3,556      3,794
     Foreign currency translation adjustment       (5,279)    (4,685)
                                                 --------   --------
                                                   15,204     15,826
                                                 --------   --------

                                                 $144,014   $148,304
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
                                      =======    =======

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)
                                                          For the Quarter
                                                           Ended March 31,
                                                        -------------------
                                                          1996       1995
                                                        --------   --------

OPERATING ACTIVITIES
     Net income (loss)                                   $  (236)   $1,728
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                    2,028     2,161
          Provision for losses on
           receivables                                       524       593
          Provision for losses on claims                       7        --
          Deferred income taxes provision (benefit)          (35)      756
          Undistributed (earnings) losses from
            equity investments                                --       100
          Minority interest in income (loss) of
           subsidiaries                                       --        54
          Gain (loss) on disposal of
           property and equipment                             13       (45)
                                                         -------    ------
                                                           2,301     5,347
   Changes in operating assets and
    liabilities:
        Billed fees receivable                             3,913     2,441
        Unbilled work in progress                         (2,181)   (9,470)
        Other current assets                                 (28)    1,536
        Accounts payable and accrued expenses             (2,575)      841
        Billings in excess of costs and fees
         earned on contracts in progress                   2,241        37
                                                         -------    ------
     Net cash provided by operating activities             3,671       732

INVESTING ACTIVITIES
     Purchases of property and equipment                    (920)   (1,825)
     Proceeds from disposal of property and
      equipment and equity investments                         5        --
     Other, net                                              974       295
                                                         -------    ------
Net cash provided by (used in) investing activities           59    (1,530)

FINANCING ACTIVITIES
     Net (payments) proceeds on short-term borrowings       (239)       80
     Net (payments) proceeds on revolving
      line of credit and long-term borrowings             (4,108)    1,498
     Deferred financing costs                              1,070        --
     Issuance of shares of common stock                      210        --
                                                         -------    ------
Net cash provided by financing activities                 (3,067)    1,578
Effect of exchange rate changes on cash                      (46)      222
                                                         -------    ------
Increase in cash and cash equivalents                        617     1,002
Cash and cash equivalents at beginning of period           4,913     6,601
                                                         -------    ------
Cash and cash equivalents at end of period               $ 5,530   $ 7,063
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

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Law Companies Group, Inc., has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


LAW COMPANIES GROUP, INC.


/s/ Robert B. Fooshee
- -------------------------------------
Robert B. Fooshee
Chief Financial Officer and Treasurer


Dated:  July 12, 1996