Form 10-K/A
period 1995-12-31
LAW COMPANIES GROUP INC
filed 1996-07-15
CIK 853323

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                     NO. 1

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934 (Fee required)

                  For the fiscal year ended December 31, 1995.

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                  For the transition period from ___________ to ______________.

Commission file number 0-19239

                           LAW COMPANIES GROUP, INC
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                    58-0537111
- --------------------------------               -------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporated or organization)


114 Townpark Drive, Kennesaw, GA                          30144
- --------------------------------               -------------------------
(Address of principal executive                        (Zip code)
 offices)

Registrant's telephone number, including area code 770-396-8000

Securities registered pursuant to
Section 12(b) of the Act:  None

Securities pursuant to section 12(g) of the Act:

Common Stock, par value $1.00 per share
- ---------------------------------------
         (Title of class)

Class A Stock, par value $10.00 per share
- -----------------------------------------
          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 1996.

Common Stock, $1 par value - $28,018,551

The number of shares outstanding of the Registrant's class of common stock as of May 1, 1996.

Common Stock, $1 par value - 1,906,283

                               EXPLANATORY NOTE:

The purpose of this amendment is to incorporate by reference the financial statements and schedule of Law Companies Group, Inc. included in the Annual Report on Form 10-K for the year ended December 31, 1995 in the Registration Statements on Forms S-8 (File Nos. 33-46702, 33-48096 and 33-99114) certain of which were inadvertently excluded from the independent auditor consents filed with the Annual Report on Form 10-K on May 24, 1996.

The Annual Report on Form 10-K of Law Companies Group, Inc. which was filed with the Securities and Exchange Commission on May 24, 1996 is hereby amended by the addition of Exhibits 23.03 and 23.04 to reflect the information required as of March 31, 1996.


The following exhibits are filed as a part of this Annual Report:

Exhibit 23.03    Consent of Ernst & Young LLP
Exhibit 23.04    Consent of Coopers & Lybrand

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LAW COMPANIES GROUP, INC.


Date:  July 3, 1996                 By:  /s/ Bruce C. Coles
                                         -----------------------------------
                                         Bruce C. Coles
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer