Form 10-Q
period 1996-06-30
LAW COMPANIES GROUP INC
filed 1996-08-13
CIK 853323

                         UNITED STATES  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996  or
                               ---------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number   0-19239
                       -----------


                           LAW COMPANIES GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                        58-0537111
- ---------------------------------                   ------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)


114 TownPark Drive, Kennesaw, Georgia                        30144
- ------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


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

                                              Yes  X    No
                                                 -----     -----

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at July 31, 1996 was 1,913,095.

                       TABLE OF CONTENTS



                                                                         PAGE
                                                                         ----


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
           as of June 30, 1996 and December 31, 1995......................  1

         Condensed Consolidated Statements of Income
         for the Quarters Ended June 30, 1996 and June 30, 1995
         and Six Month Periods Ended June 30, 1996 and June 30, 1995......  3

         Condensed Consolidated Statements of Cash Flows
         for the Six Month Periods Ended June 30, 1996 and June 30, 1995..  4

         Notes to Condensed Consolidated
         Financial Statements.............................................  5

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS..........................................  6


PART II. OTHER INFORMATION


         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................  12

SIGNATURE................................................................  14

PART I.   FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)




                                                 June 30,         December 31,
                                                   1996              1995
                                                ----------        ------------
Assets
Current assets:
 Cash and cash equivalents                        $  9,318           $  4,913
 Billed fees receivable, net of allowance           55,970             58,399
 Unbilled work in progress                          32,592             32,863
 Other receivables                                   1,105              1,970
 Employee advances                                     734                560
 Prepaid expenses                                    3,031              2,626
 Deferred income taxes                               1,638              1,616
                                                ----------         ----------

Total current assets                               104,388            102,947

Property and equipment:
 Land and buildings                                  8,762              8,589
 Equipment                                          34,963             34,621
 Automobiles                                         4,026              4,345
 Furniture and fixtures                             13,865             14,028
 Leasehold improvements                              4,160              4,258
                                                ----------         ----------
                                                    65,776             65,841
 Less accumulated depreciation and
 amortization                                       41,184             39,786
                                                ----------         ----------
                                                    24,592             26,055
Other Assets:
 Equity investments                                  1,382              1,402
 Goodwill, net                                      13,574             13,938
 Deposits and other assets                           2,410              3,962
                                                ----------         ----------
                                                    17,366             19,302
                                                ----------         ----------
                                                  $146,346           $148,304
                                                ==========         ==========


See accompanying notes.

CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)

                                                         June 30,      December 31,
                                                          1996            1995
                                                       -----------    -------------
Liabilities and shareholders' equity

Current liabilities:
   Short-term borrowings                                 $    908       $  1,201
   Accounts payable                                        21,018         20,855
   Billings in excess of costs and fees earned
      on contracts in progress                             10,685          9,515
   Accrued payroll and other employee benefits              7,329          9,455
   Accrued professional liability reserve                   6,300          6,349
   Other accrued expenses                                  21,212         17,248
   Income taxes payable                                     5,127          4,181
   Current portion of long-term debt                       35,146          3,759
                                                        ----------     ----------

Total current liabilities                                 107,725         72,563

Long-term debt                                             10,138         47,463

Deferred income taxes                                      10,965         10,948

Minority interest in equity of subsidiaries                 1,221          1,504

Shareholders' equity:
  Class A common stock--$10 par value: stated at
    $1.00; authorized: 5,000,000 shares; issued and
    outstanding:  0 shares in 1996 and 1,533,106
    shares in 1995                                             --          1,533

  Common stock--$1 par value: authorized: 10,000,000
    shares; issued and outstanding:  1,913,227
    shares in 1996 and 361,266 in 1995                      1,913            361

   Additional paid in capital                              15,123         14,823
   Retained earnings                                        4,480          3,792
   Foreign currency translation adjustment                 (5,219)        (4,683)
                                                       ----------     ----------
                                                           16,297         15,826
                                                       ----------     ----------
                                                         $146,346       $148,304
                                                       ==========     ==========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LAW COMPANIES GROUP, INC.
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        For the Quarters    For the Six Month Periods
                                         Ended June 30,          Ended June 30,
                                      ------------------    -------------------------
                                        1996      1995          1996           1995
                                      --------  --------     ----------   -----------

Gross fees                             $82,241    $95,317      $165,257     $190,013
Less:  Cost of outside services          9,353     13,718        19,701       27,278
                                      --------   --------      --------     --------

Net fees                                72,888     81,599       145,556      162,735

Direct costs and expenses:
 Payroll                                21,425     22,739        42,904       45,967
 Job related expenses                    7,716      9,475        15,263       17,410
                                      --------   --------      --------     --------

Gross profit                            43,747     49,385        87,389       99,358

Indirect costs and expenses:
 Payroll                                15,918     17,764        32,580       35,105
 Other expenses                         24,528     27,502        49,461       55,178
                                      --------   --------      --------     --------

Operating income                         3,301      4,119         5,348        9,075

Other income (expense):
 Interest expense                       (1,295)    (1,519)       (2,395)      (2,925)
 Deferred financing costs                 (562)       (34)       (1,632)         (34)
 Other income (expense)                    178         37           165           66
                                      --------   --------      --------     --------

 Income before income taxes,
   minority interests, and
   equity investments
                                         1,622      2,603         1,486        6,182

Income tax (provision)                    (747)    (1,085)         (847)      (2,782)

Minority interests                          --        (50)           --         (104)

Equity investments                          49        (91)           49         (191)
                                      --------   --------      --------     --------
Net income                             $   924    $ 1,377      $    688     $  3,105
                                      ========   ========      ========     ========

Net income per common share               $.48       $.67          $.36        $1.51
                                      ========   ========      ========     ========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)

                                                                         For the Six Month Periods
                                                                               Ended June 30,
                                                                       -----------------------------
                                                                            1996           1995
                                                                       -------------   -------------
OPERATING ACTIVITIES
    Net income                                                           $       688   $       3,105
    Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization                                         5,484           4,290
         Provision for losses on receivables                                     822           1,063
         Provision for losses on claims                                          107              --
         Deferred income taxes provision (benefit)                                (6)          1,059
         Undistributed (income) losses from equity investments                   (49)            191
         Minority interest in income of subsidiaries                              --             104
         (Gain) loss on disposal of property and equipment                      (202)            235

         Changes in operating assets and liabilities:
           Billed fees receivable                                              1,607          (1,886)
           Unbilled work in progress                                             271         (10,415)
           Other current assets                                                  286           1,184
           Accounts payable and accrued expenses                               2,790            (957)
           Billings in excess of costs and fees earned
             on contracts in progress                                          1,170             939
                                                                       -------------   -------------
    Net cash provided by operating activities                                 12,968          (1,088)

INVESTING ACTIVITIES
         Purchases of property and equipment                                  (2,613)         (3,535)
         Proceeds from disposal of property and equipment                         76           1,200
         Other, net                                                              484             924
                                                                       -------------   -------------
    Net cash provided by (used in) investing activities                       (2,053)         (1,411)

FINANCING ACTIVITIES
         Net (payments) proceeds on short-term borrowings                       (293)            385
         Net (payments) proceeds on revolving line of credit
             and long-term borrowings                                         (5,939)            233
         Deferred financing costs                                               (600)             --
         Issuance of shares of common stock                                      319              --
         Treasury stock repurchases
            (1996 - 0 shares; 1995 - 75 shares)                                   --              (2)
                                                                       -------------   -------------
    Net cash provided by (used in) financing activities                       (6,513)            616
Effect of exchange rate changes on cash                                            3              67
                                                                       -------------   -------------
Increase in cash and cash equivalents                                          4,405          (1,816)
Cash and cash equivalents at beginning of period                               4,913           6,061
                                                                       -------------   -------------
Cash and cash equivalents at end of period                               $     9,318   $       4,245
                                                                       =============   =============

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

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1995 included in the Company's Form 10-K. The accompanying condensed consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the six months ended June 30, 1996 may not be indicative of the results that may occur during the year ending December 31, 1996.

NOTE 3 - On May 10, 1996, the Company obtained an amended credit facilities commitment from its banks, extending the maturity date of the existing credit facilities through January 15, 1997. Consequently, the long-term debt of approximately $31 million under these amended credit facilities has been classified as current as of June 30, 1996.

NOTE 4 - Effective as of January 1, 1996, pursuant to the Company's Third Restated Articles of Incorporation, all shares of Class A stock automatically converted into shares of Common Stock on a one-for-one basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of income and (ii) the percentage increase or decrease in each of such items in 1996 from the comparable period in the prior year. The Company measures its operating performance on the basis of net fees since a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees.
This table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.


                                        Qtr to Qtr                              Year to Year
                                        Percentage                               Percentage
                      Quarters Ended     Increase     Six Month Periods Ended     Increase
                         June 30,       (Decrease)           June 30,            (Decrease)
                      --------------   ------------   -----------------------   ------------
                       1996    1995    1996 vs 1995      1996         1995      1996 vs 1995
                      -----   -----    ------------   ----------   ----------   ------------
Net fees              100.0%  100.0%         (10.7%)       100.0%      100.0%         (10.6%)

Gross profit           60.0    60.5          (11.4)         60.0        61.1          (12.0)

Indirect costs and
 expenses              55.5    55.5          (10.6)         56.4        55.5           (9.1)

Operating income        4.5     5.0          (19.9)          3.6         5.6          (41.1)

Net income              1.3     1.7          (32.9)          0.5         1.9          (77.8)



RESULTS OF OPERATIONS

Consolidated net fees of $145.6 million for the first six months of 1996 decreased 10.6% from net fees of $162.7 million for the same period in 1995. Second quarter 1996 net fees decreased 10.7% to $72.9 million compared to second quarter 1995 net fees of $81.6 million. The Domestic Group's net fees decreased 13.3% from $113.1 million for the first six months of 1995 to $98.1 million for the same period in 1996. Second quarter net fees for the Domestic Group decreased 13.7% from $57.5 million in 1995 to $49.7 million in 1996. These decreases were due to the following reasons: several weeks of inclement winter weather in the North and East regions of the United States, the effects of the Company's focus on its cost structure and competitiveness as opposed to growth, lack of regulatory pressure to drive environmental markets, and overall competitiveness in the markets for the Domestic Group's services. For 1996 and future years, the Company has initiated a domestic national marketing development program designed to increase the Company's market share and net fees. Specifically, the goals are to position the Company to take further advantage of major work opportunities that exist in the market for the Company's core competencies and services by targeting specific large national clients. Another goal of this program is to develop a structure for quick and effective response to marketing opportunities as they are identified at all levels -- national, regional, and local. A separate business development and project management program is underway that is designed to assist local offices with local business development capabilities and to improve local profitability through better pricing strategies.

The International Group's net fees decreased 4.2% from $49.6 million in the first six months of 1995 to $47.5 million in 1996. Second quarter net fees for the International Group decreased 3.5% from $24.1 million in 1995 to $23.2 million in 1996. These net fee changes were primarily a result of decreases in the average value of the dollar: 4.5% in the first six months of 1996 and 4.4% in the second quarter of 1996.

The consolidated gross profit margin decreased from 61.1% in the first six months of 1995 to 60.0% for the same period in 1996. For the second quarter, the consolidated gross profit margin also decreased from 60.5% in 1995 to 60.0% in 1996. The Domestic Group's gross profit margin decreased to 65.5% in the first six months of 1996 from 66.1% for the same period in 1995. This decrease was attributable to a slight increase in non-billable job-related expenses and an increase in direct labor costs. For the second quarter, the Domestic Group's gross profit margin increased slightly to 65.3% in 1996 from 65.2% in 1995. The International Group's gross profit margin decreased slightly from 49.0% in the first six months of 1995 to 48.8% for the same period in 1996. For the second quarter, the International Group's gross profit margin decreased to 48.8% in 1996 from 48.9% in 1995. These decreases resulted from an increase in non-billable job-related expenses, which were slightly offset by a decrease in direct labor costs.

Consolidated indirect costs and expenses decreased to $82.0 million, or 56.4% of net fees, for the first six months of 1996 compared to $90.3 million, or 55.5% of net fees, in 1995. For the second quarter of 1996, indirect costs and expenses decreased to $40.4 million, or 55.5% of net fees, compared to $45.3 million, or 55.5% of net fees, for the same period in 1995. These decreases ($8.3 million, or 9.1%, for the first six months of 1996 and $4.9 million, or 10.6%, for the second quarter of 1996) were attributable to the Company's 1996 cost reduction and labor utilization initiatives. In addition to the domestic marketing and business development initiatives mentioned above, the Company has initiated other programs, focused on the domestic business, with overall goals to maximize efficiency and profitability and to positively effect change in the Company's culture. These programs include an initiative to measure and improve contribution to the Company's overall goals and objectives, on both an individual and an organizational level. These initiatives focus on specific financial drivers and help determine how individual and organizational efforts can positively impact these drivers.

Another program is focused on technical delivery, quality control, and quality assurance. The central objectives to this program are to reassess technical delivery throughout the Company and to enable the Company to make immediate improvements in the utilization of staff; to reassess quality assurance, quality control rules, responsibilities, and structure in order to improve work quality; and to define and implement standard procedures for technical execution and delivery. The Company has also focused on improving procurement activities designed to reduce material and service costs by development and negotiation of national contracts to take advantage of the Company's overall purchasing power. The areas of initial focus include office supplies, travel management, office equipment, telecommunications and cellular services, offsite data management, forms management, and vehicle leasing.

In addition, the Company has begun to review its overhead cost structure. This review will analyze the functions provided by each department, the value related to these functions, and the cost to perform and maintain these functions. This review is intended to provide that the Company is making the most efficient use of the capital required to support these areas. While the intent of these programs is to increase profits, there can be no assurance they will be successful.

Interest expense decreased to $2.4 million in the first six months of 1996 compared to $2.9 million in 1995. For the second quarter of 1996, interest expense decreased to $1.3 million compared to $1.5 million for the second quarter of 1995. These decreases were related to lower average outstanding debt and interest on a rates rebate in the International Group. Deferred financing costs of $1.6 million related to the renegotiation of the Company's credit facilities were also expensed in the first six months of 1996 ($.5 million in the second quarter of 1996).

The effective income tax rates for the first six months of 1996 and 1995 were 56.7% and 45.0%, respectively. The 1996 second quarter effective income tax rate was 46.0%, as compared to the 1995 second quarter tax rate of 41.7%. The effective tax rates were higher than the statutory federal rate of 34% due primarily to the effect of state income taxes and certain nondeductible expenses.

Net income for the six months ended June 30, 1996 was $688,000, or $.36 per share. This compares with net income of $3,105,000, or $1.51 per share, for the first six months of 1995. The net income for the second quarter of 1996 was $924,000, or $.48 per share, compared with net income of $1,377,000, or $.67 per share, for the second quarter of 1995.

CURRENCY TRANSLATION

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' economic environments by utilizing a combination of current, average, and historic exchange rates, with translation impacts being included in income. The foreign subsidiaries' functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing current and average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant in the first six months of 1996. The translation of the Company's foreign subsidiaries' in the first six months of 1996 resulted in a $.5 million change in the Foreign Currency Translation Adjustment component of shareholders' equity. This change was caused by a 0.8% decrease in the strength of the dollar relative to the pound sterling from the rate at December 31, 1995 to the rate at June 30, 1996.

DEBT AND SHORT-TERM BORROWINGS

The Company reported debt and short-term borrowings of $46.2 million at June 30, 1996, compared to $52.4 million at December 31, 1995. At December 31, 1995, the Company was not in compliance with all the restrictive covenants in the bank credit facility agreements. On March 8, 1996, the Company received a waiver from its banks for the restrictive covenant violations. On April 30, 1996, the Company received a 10-day extension from its banks. On May 10, 1996, the Company received a commitment from its banks to modify and extend its credit facilities to January 15, 1997. These revised credit facilities are secured by substantially all assets of the Company and substantially all stock of its subsidiaries. The revised credit facilities, in addition to customary restrictions normally contained in credit facilities of this type, include certain restrictions relating to, among other things, maintaining debt within approved limits, maintaining a minimum specified tangible net worth, limitations on capital expenditures and share repurchases, and achievement of certain fixed charge and interest coverage ratios.

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

The Company believes that its cash provided by operations and borrowings available under the bank credit facilities will be sufficient to meet its base operating requirements and capital expenditures through December 31, 1996. The Company's ability to fund growth, other than at minimum levels, will depend on profitability and working capital management, primarily in the areas of accounts receivable and work in progress. The Company believes that a moderate shortfall in operating profits could be offset by more intense accounts receivable collection efforts. However, should the Company's profitability and working capital management both fall below management's minimum expectations, the Company would be required to evaluate alternative means of raising debt or equity capital. There can be no assurance that the Company will be able to negotiate an extension to the 1996 revised credit facilities beyond January 15, 1997. As a result, all debt under these revised credit facilities as of June 30, 1996 has been classified as current liabilities.

The Company has engaged a financial advisor, Alex. Brown & Sons Incorporated, to assist in developing a financial plan consistent with the Company's strategic objectives. Within the scope of the financial advisor's role is the analysis and review of the Company's current capital structure and evaluation of alternative means of raising debt or equity capital.

The bank credit facilities prohibit principal payments on existing notes of approximately $13.1 million (as of June 30, 1996) or any future notes owed by the Company to former shareholders. Principal payments scheduled to be due in 1996 on these notes are approximately $2.5 million. The existing notes as well as any future notes to former shareholders state that they are subordinated to the bank credit facilities.

The Company's 401(k) Savings Plan (the Plan) permits employees to elect to invest their Plan contributions in Company Common Stock, and provides that the Company's matching contributions, if any, under the Plan are made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company determined to temporarily terminate all purchases of Company Common Stock under the Plan whether as employee contributions or as Company matching contributions. This termination was effected in light of conditions regarding the Company's financial position, including (i) negotiations regarding extension of the Company's credit facilities, (ii) the Company's failure to timely file its 1995 Annual Report on Form 10-K, and (iii) the related unavailability of a current appraisal of the fair market value of the Common Stock. While these conditions have been addressed by the Company, the Company has continued the suspension of trading in Company Common Stock under the 401(k) Plan pending completion of the work of its financial advisor, Alex. Brown & Sons Incorporated. The Company has determined, however, to arrange for its former employees to liquidate their Company Common Stock under the 401(k) plan.

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

CASH PROVIDED BY OPERATIONS

Cash provided by operations in the first six months of 1996 was $13.0 million compared to cash used of ($1.1) million for the same period in 1995. This increase was primarily attributable to better working capital management in the areas of accounts receivable and unbilled work in progress.

CAPITAL EXPENDITURES

Capital expenditures for the first six months of 1996 were $2.6 million. This represents a decrease of $.9 million from the first six months of 1995. This decrease was in line with the Company's 1996 capital expenditures plan, as well as within the limits imposed by the revised credit facilities. Pursuant to the revised credit facilities, the Company is required to limit capital spending to $6.0 million in 1996. During this period, the Company completed the installation of its new project and financial accounting system and continued to upgrade existing computer equipment. The Company has no other material commitments for purchases of additional equipment.

DIVIDENDS

Dividends are prohibited by the bank credit facilities.

PART II.  OTHER INFORMATION


ITEM 6.     Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   11 - Computation of Earnings Per Share    Page: 13

             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                  EXHIBIT 11
                           LAW COMPANIES GROUP, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     For the Quarters     For the Six Month Periods
                                                      Ended June 30,           Ended June 30,
                                                  -------------------    --------------------------
                                                     1996      1995           1996        1995
                                                  ---------  --------        -------   --------
Net income                                        $   924    $ 1,377         $  688     $ 3,105
                                                  ========   ========        =======    =======
Average number of shares of
    capital stock outstanding                       1,910      1,930          1,907       1,930

Assuming exercise of options based
   on the treasury stock method using
   average market price                              --          126            --          130
                                                  --------   --------        -------    -------

Average number of primary shares of
   capital stock outstanding                        1,910       2,056         1,907       2,060
                                                  ========   ========        =======    =======
Primary earnings per share                         $  .48    $    .67        $  .36     $  1.51
                                                  =========  =========       =======    =======


Average number of shares of
  capital stock outstanding                         1,910       1,930         1,907       1,930

Assuming exercise of options based
  on the treasury stock method using
  previous year end
  market price                                       --           126            --         130
                                                  --------   --------        -------    -------

Average number of shares of capital
  stock outstanding assuming full
  dilution                                          1,910       2,056          1,907      2,060
                                                   =======     =======       ========    =======

Fully diluted earnings per share                   $  .48     $   .67        $   .36    $  1.51
                                                   =======    ========       ========   ========

                                       SIGNATURE
                                       ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Law Companies Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAW COMPANIES GROUP, INC.


/s/  R. B. Fooshee
- ---------------------------------------
Robert B. Fooshee
Chief Financial Officer and Treasurer

Dated:  August 13, 1996