Form 10-Q
period 1996-09-30
LAW COMPANIES GROUP INC
filed 1996-11-19
CIK 853323

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996  or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number   0-19239
                       -----------

                           LAW COMPANIES GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                                          58-0537111
---------------------------------                      ----------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)


  114 TownPark Drive, Kennesaw, Georgia                           30144
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (770) 590-4600
                                                   ------------------

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

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at September 30, 1996 was 1,905,422.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets
         as of September 30, 1996 and December 31, 1995 .................  1

        Condensed Consolidated Statements of Income
         for the Quarters Ended September 30, 1996 and September 30,
         1995 and Nine Month Periods Ended September 30, 1996
         and September 30, 1995 .........................................  3

        Condensed Consolidated Statements of Cash Flows
         for the Nine Month Periods Ended September 30, 1996 and
         September 30, 1995..............................................  4

        Notes to Condensed Consolidated
         Financial Statements............................................  5


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS ...........................................  6


PART II. OTHER INFORMATION

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...... 12

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................... 12

SIGNATURE................................................................ 13

PART I.  FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           LAW COMPANIES GROUP, INC.
                                (in thousands)

                                      September 30,   December 31,
                                          1996            1995
                                      -------------   ------------
Assets
Current assets:
  Cash and cash equivalents              $  7,264       $  4,913
  Billed fees receivable,
   net  of allowance                       55,058         58,399
  Unbilled work in progress                31,521         32,863
  Other receivables                           714          1,970
  Employee advances                           574            560
  Prepaid expenses                          2,289          2,626
  Deferred income taxes                        --          1,616
                                         --------       --------
     Total current assets                  97,420        102,947

Property and equipment:
  Land and buildings                        8,584          8,589
  Equipment                                35,100         34,621
  Automobiles                               3,833          4,345
  Furniture and fixtures                   14,032         14,028
  Leasehold improvements                    4,147          4,258
                                         --------       --------
                                           65,696         65,841

  Less accumulated depreciation
   and amortization                        42,167         39,786
                                         --------       --------
                                           23,529         26,055

Other assets:
  Equity investments                        1,400          1,402
  Goodwill, net of  amortization           13,507         13,938
  Deposits and other assets                 2,117          3,962
                                         --------       --------
                                           17,024         19,302
                                         --------       --------
                                         $137,973       $148,304
                                         ========       ========

See accompanying notes.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           LAW COMPANIES GROUP, INC.
                       (in thousands, except share data)

                                                  September 30,    December 30,
                                                      1996             1995
                                                  -------------    ------------
Liabilities and shareholders' equity

Current liabilities:
  Short-term borrowings                              $    758         $  1,201
  Accounts payable                                     18,280           20,855
  Billings in excess of costs and
   fees earned on contracts in progress                11,939            9,515
  Accrued payroll and other employee benefits           9,567            9,455
  Accrued professional liability reserve                6,474            6,349
  Other accrued expenses                               18,711           17,248
  Income taxes payable                                  4,370            4,181
  Deferred income taxes                                   436               --
  Current portion of long-term debt                    30,775            3,759
                                                     --------         --------
     Total current liabilities                        101,310           72,563

Long-term debt                                         11,082           47,463
Deferred income taxes                                   7,589           10,948
Minority interest in equity of subsidiaries             1,206            1,504

Shareholders' equity:
  Class A common stock--$10 par value:
   stated at $1.00; authorized: 5,000,000 shares;
   issued and outstanding: 0 shares in 1996
   and 1,533,106 shares in 1995                             -            1,533
Common stock--$1 par value: authorized: 10,000,000
 shares; issued and outstanding: 1,913,227 shares
 in 1996 and 361,266 in 1995                            1,913              361
Additional paid in capital                             15,123           14,823
Retained earnings                                       5,054            3,792
Foreign currency translation adjustment                (5,304)          (4,683)
                                                     --------         --------
                                                       16,786           15,826
                                                     --------         --------
                                                     $137,973         $148,304
                                                     ========         ========

See accompanying notes.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           LAW COMPANIES GROUP, INC.
                     (in thousands, except per share data)

                                                           For the Nine Month
                                        For the Quarters        Periods
                                       Ended September 30, Ended September 30,
                                       ------------------- -------------------
                                          1996     1995       1996      1995
                                       ---------  -------  ---------  --------
Gross fees                               $78,607  $92,108   $243,864  $282,121
Less: Cost of outside services             8,960   12,256     28,662    39,534
                                         -------  -------   --------  --------
Net fees                                  69,647   79,852    215,202   242,587

Direct costs and  expenses:
  Payroll                                 20,506   23,232     63,410    69,199
  Job related expenses                     8,225    8,729     23,488    26,140
                                         -------  -------   --------  --------
Gross profit                              40,916   47,891    128,304   147,248

Indirect costs and expenses:
  Payroll                                 14,848   18,244     47,428    53,349
  Other expenses                          23,028   28,291     72,488    83,469
                                         -------  -------   --------  --------
Operating income                           3,040    1,356      8,388    10,430

Other income (expense):
  Interest expense                        (1,164)  (1,452)    (3,560)   (4,377)
  Deferred financing costs                  (315)    (647)    (1,947)     (647)
  Other income (expense)                     (22)     567        144       600
                                         -------  -------   --------  --------
  Income (loss) before income taxes,
   minority interests, and equity
   investments                             1,539     (176)     3,025     6,006

Income tax (provision)                      (983)      79     (1,830)   (2,703)

Minority interests                             -       18          -       (86)

Equity investments                            18     (117)        67      (308)
                                         -------  -------   --------  --------

Net income (loss)                        $   574  $  (196)  $  1,262  $  2,909
                                         =======  =======   ========  ========

Net income (loss) per common share       $   .30  $  (.10)  $    .66  $   1.45
                                         =======  =======   ========  ========

See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           LAW COMPANIES GROUP, INC.
                                (in thousands)

                                                           For the Nine Month
                                                                 Periods
                                                           Ended September 30,
                                                           -------------------
                                                             1996       1995
                                                           --------   --------
OPERATING ACTIVITIES
  Net income                                               $  1,262   $  2,909
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                             7,694      7,537
    Provision for losses on receivables                         748      1,710
    Provision for losses on investments                           -        459
    Provision for losses on claims                              280          -
    Provision for other non-cash expenses                         -      2,352
    Deferred income taxes provision (benefit)                (1,307)       514
    Undistributed (income) losses from equity investments       (67)        26
    Minority interest in income of subsidiaries                   -         86
    (Gain) loss on disposal of property and equipment          (121)      (307)

    Changes in operating assets and liabilities:
      Billed fees receivable                                  2,593     (3,091)
      Unbilled work in progress                               1,342    (10,897)
      Other current assets                                    1,579      1,634
      Accounts payable and accrued expenses                    (968)     1,156
      Billings in excess of costs and fees
       earned on contracts in progress                        2,424      3,052
                                                           --------   --------
  Net cash provided by operating activities                  15,459      7,140

INVESTING ACTIVITIES
  Purchases of property and equipment                        (3,333)    (3,861)
  Proceeds from disposal of property and equipment               28      1,689
  Other, net                                                    305     (1,540)
                                                           --------   --------
Net cash (used in) investing activities                      (3,000)    (3,712)

FINANCING ACTIVITIES
  Net (payments) proceeds on short-term borrowings             (443)     1,089
  Net (payments) proceeds on revolving line of credit
   and long-term borrowings                                  (9,365)    (4,424)
  Deferred financing costs                                     (643)      (647)
  Issuance of shares of common stock                            319          -
  Treasury stock repurchases (1996-0 shares;
   1995-12,265 shares)                                            -       (255)
                                                           --------   --------
Net cash provided by (used in) financing activities         (10,132)    (4,237)
Effect of exchange rate changes on cash                          24         29
                                                           --------   --------
Increase (decrease) in cash and cash equivalents              2,351       (780)
Cash and cash equivalents at beginning of period              4,913      6,061
                                                           --------   --------
Cash and cash equivalents at end of period                 $  7,264   $  5,281
                                                           ========   ========

See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           LAW COMPANIES GROUP, INC.


NOTE 1 - There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1995 in the Company's Form 10-K.

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1995 included in the Company's Form 10-K, as amended. The accompanying condensed consolidated financial statements as of and for the period ended September 30, 1996 have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the nine months ended September 30, 1996 may not be indicative of the results that may occur during the year ending December 31, 1996.

NOTE 3 - On May 10, 1996, the Company obtained an amended credit facilities commitment from its banks, extending the maturity date of the existing credit facilities through January 15, 1997. Consequently, the long-term debt of approximately $28 million under these amended credit facilities has been classified as current as of September 30, 1996.

NOTE 4 - Effective as of January 1, 1996, pursuant to the Company's Third Restated Articles of Incorporation, as amended, all shares of Class A stock automatically converted into shares of Common Stock on a one-for-one basis.

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

                                   Qtr to Qtr     Nine Month    Year to Year
                                   Percentage      Periods       Percentage
                  Quarters Ended    Increase        Ended         Increase
                   September 30,   (Decrease)    September 30,   (Decrease)
                  --------------  ------------  ------  ------  ------------
                   1996    1995   1996 vs 1995   1996    1995   1996 vs 1995
                  ------  ------  ------------  ------  ------  ------------
Net fees          100.0%  100.0%    (12.8)%     100.0%  100.0%     (11.3)%

Gross profit       58.7    60.0     (14.6)       59.6    60.7      (12.9)

Indirect costs
 and expenses      54.4    58.3     (18.6)       55.7    56.4      (12.4)

Operating
 income             4.4     1.7     124.2         3.9     4.3      (19.6)

Net income          0.8    (0.2)    392.9         0.6     1.2      (56.6)

RESULTS OF OPERATIONS

Consolidated net fees of $215.2 million for the first nine months of 1996 decreased 11.3% from net fees of $242.6 million for the same period in 1995. Third quarter 1996 net fees decreased 12.8% to $69.6 million compared to third quarter 1995 net fees of $79.9 million. The Domestic Group's net fees decreased 13.8% from $167.6 million for the first nine months of 1995 to $144.5 million for the same period in 1996. Third quarter net fees for the Domestic Group decreased 14.8% from $54.6 million in 1995 to $46.5 million in 1996. These decreases were due to the following reasons: several weeks of inclement winter weather in the North and East regions of the United States, the effects of the Company's focus on its cost structure and competitiveness as opposed to growth, lack of regulatory pressure to drive environmental markets, and overall competitiveness in the markets for the Domestic Group's services. For 1996 and future years, the Company has initiated a domestic national marketing development program designed to increase the Company's market share and net fees. Specifically, the goals are to position the Company to take further advantage of major work opportunities that exist in the market for the Company's core competencies and services by targeting specific large national clients. Another goal of this program is to develop a structure for quick and effective response to marketing opportunities as they are identified at all levels-- national, regional, and local. A separate business development and project management program is underway that is designed to assist local offices with local business development capabilities and to improve local profitability through better pricing strategies.

The International Group's net fees decreased 5.7% from $75.0 million in the first nine months of 1995 to $70.7 million in 1996. Third quarter net fees for the International Group decreased 8.3% from $25.3 million in 1995 to $23.2 million in 1996. These net fee changes were primarily a result of the runoff of existing projects combined with the delay in startup of other projects, and decreases in the average value of the dollar: 3.6% in the first nine months of 1996 and 1.8% in the third quarter of 1996.

The consolidated gross profit margin decreased from 60.7% in the first nine months of 1995 to 59.6% for the same period in 1996. For the third quarter, the consolidated gross profit margin also decreased from 60.0% in 1995 to 58.7% in 1996. The Domestic Group's gross profit margin decreased to 65.0% in the first nine months of 1996 from 65.6% for the same period in 1995. This decrease was attributable to a slight increase in non-billable job-related expenses and an increase in direct labor costs. For the third quarter, the Domestic Group's gross profit margin decreased slightly to 64.0% in 1996 from 64.5% in 1995. The International Group's gross profit margin decreased slightly from 49.7% in the first nine months of 1995 to 48.6% for the same period in 1996. For the third quarter, the International Group's gross profit margin decreased to 48.1% in 1996 from 50.1% in 1995. These decreases resulted from an increase in non-billable job-related expenses, which were slightly offset by a decrease in direct labor costs.

Consolidated indirect costs and expenses decreased to $119.9 million, or 55.7% of net fees, for the first nine months of 1996 compared to $136.8 million, or 56.4% of net fees, in 1995. For the third quarter of 1996, indirect costs and expenses decreased to $37.9 million, or 54.4% of net fees, compared to $46.5 million, or 58.3% of net fees, for the same period in 1995. These decreases ($16.9 million, or 12.4%, for the first nine months of 1996 and $8.6 million, or 18.6%, for the third quarter of 1996) were attributable to the Company's 1996 cost reduction and labor utilization initiatives. In addition to the domestic marketing and business development initiatives mentioned above, the Company has initiated other programs, focused on the domestic business, with overall goals to maximize efficiency and profitability and to positively effect change in the Company's culture. These programs include an initiative to measure and improve contribution to the Company's overall goals and objectives, on both an individual and an organizational level. These initiatives focus on specific financial drivers and help determine how individual and organizational efforts can positively impact these drivers.

Another program is focused on technical delivery, quality control, and quality assurance. The central objectives to this program are to reassess technical delivery throughout the Company and to enable the Company to make immediate improvements in the utilization of staff; to reassess quality assurance, quality control rules, responsibilities, and structure in order to improve work quality; and to define and implement standard procedures for technical execution and delivery. The Company has also focused on improving procurement activities designed to reduce material and service costs by development and negotiation of national contracts to take advantage of the Company's overall purchasing power. The areas which have been impacted through the first nine months of 1996 include office supplies, travel management, office equipment, telecommunications and cellular services, offsite data management, forms management, and vehicle leasing.

In addition, the Company plans a comprehensive ongoing review of its overhead cost structure designed to analyze the functions provided by each department, the value related to these functions, and the cost to perform and maintain these functions. This review is intended to assist the Company in making the most efficient use of resources required to support these areas. While the intent of these programs is to increase profits, there can be no assurance they will be successful.

Interest expense decreased to $3.6 million in the first nine months of 1996 compared to $4.4 million in 1995. For the third quarter of 1996, interest expense decreased to $1.2 million compared to $1.5 million for the third quarter of 1995. These decreases were related to lower average outstanding debt and interest on a property tax rebate in the International Group in the first quarter of 1996. Deferred financing costs of $1.9 million related to the renegotiation of the Company's credit facilities were also expensed in the first nine months of 1996 ($.3 million in the third quarter of 1996).

The effective income tax rates for the first nine months of 1996 and 1995 were 60.5% and 45.0%, respectively. The 1996 third quarter effective income tax rate was 63.9%, as compared to the 1995 third quarter tax rate of 45.0%. The effective tax rates were higher than the statutory federal rate of 34% due primarily to the effect of state income taxes, certain nondeductible expenses, and losses in certain jurisdictions for which no benefit was recognized.

Net income for the nine months ended September 30, 1996 was $1,262,000, or $.66 per share. This compares with net income of $2,909,000, or $1.45 per share, for the first nine months of 1995. The net income for the third quarter of 1996 was $574,000, or $.30 per share, compared with a net loss of ($196,000), or ($.10) per share, for the third quarter of 1995.

CURRENCY TRANSLATION

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' economic environments by utilizing a combination of current, average, and historic exchange rates, with translation impacts being included in income. The foreign subsidiaries' functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing current and average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant in the first nine months of 1996. The translation of the Company's foreign subsidiaries' in the first nine months of 1996 resulted in a $.6 million change in the Foreign Currency Translation Adjustment component of shareholders' equity. This change was caused by a 0.7% decrease in the strength of the dollar relative to the pound sterling from the rate at December 31, 1995 to the rate at September 30, 1996.

DEBT AND SHORT-TERM BORROWINGS

The Company reported debt and short-term borrowings of $42.6 million at September 30, 1996, compared to $52.4 million at December 31, 1995. At December 31, 1995, the Company was not in compliance with all the restrictive covenants in the bank credit facility agreements. The Company subsequently received a waiver and, on May 10, 1996, received a commitment from its banks to modify and extend its credit facilities to January 15, 1997. (Please refer to the Liquidity and Capital Resources discussion below.) The Company is currently in compliance with all restrictive covenants. These revised credit facilities are secured by substantially all assets of the Company and substantially all stock of its subsidiaries. The revised credit facilities, in addition to customary restrictions normally contained in credit facilities of this type, include certain restrictions relating to, among other things, maintaining debt within approved limits, maintaining a minimum specified tangible net worth, limitations on capital expenditures and share repurchases, and achievement of certain fixed charge and interest coverage ratios.

LIQUIDITY AND CAPITAL RESOURCES

In the second quarter, the Company engaged a financial advisor, Alex. Brown & Sons Incorporated, to assist in developing a financial plan consistent with the Company's strategic objectives. Within the scope of the financial advisor's role has been the analysis and review of the Company's current capital structure and evaluation of alternative means of raising debt or equity capital. On October 28, 1996, the Company announced that this effort has resulted in a letter of intent to merge with PSI Holdings, Inc. (PSI). PSI, based in Lombard, Illinois, is a nationally recognized leader in engineering, environmental, and construction services. PSI is controlled by Bain Capital, Inc., a Boston-based private investment firm. The Board of Directors has authorized management to enter into negotiations for a definitive merger agreement.

While there can be no assurance that the Company will reach definitive merger terms, the proposed merger is intended to provide an improved capital structure. In parallel with the merger negotiations, the Company is seeking a short-term extension of its current bank credit facilities until permanent financing is established as a result of the merger.

Prior to 1995, certain of the Company's subsidiaries filed their federal income tax returns on the cash basis of accounting. Effective January 1, 1995, these subsidiaries changed their method of accounting from the cash to the accrual method for federal income tax purposes. Accordingly, previously deferred income of approximately $47 million at January 1, 1995 will be included in taxable income over a four-year period beginning in 1995. The Company anticipates income tax payments of approximately $3.4 million in 1996 related to this change in income tax accounting.

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

The bank credit facilities prohibit principal payments on existing notes of approximately $13.1 million (as of September 30, 1996) or any future notes owed by the Company to former shareholders. The existing notes as well as any future notes to former shareholders state that they are subordinated to the bank credit facilities.

The Company's 401(k) Savings Plan (the Plan) permits employees to elect to invest their Plan contributions in Company Common Stock, and provides that the Company's matching contributions, if any, under the Plan are made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company determined to temporarily terminate all purchases of Company Common Stock under the Plan whether as employee contributions or as Company matching contributions. This termination was effected in light of conditions regarding the Company's financial position, including (i) negotiations regarding extension of the Company's credit facilities, (ii) the Company's failure to timely file its 1995 Annual Report on Form 10-K, and (iii) the related unavailability of a current appraisal of the fair market value of the Common Stock. While these conditions have been addressed by the Company, the Company has continued the suspension of trading in Company Common Stock under the 401(k) Plan pending completion of the merger negotiations with Bain and PSI.

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

CASH PROVIDED BY OPERATIONS

Cash provided by operations in the first nine months of 1996 was $15.5 million compared to $7.1 million for the same period in 1995. This increase was primarily attributable to better working capital management in the areas of accounts receivable and unbilled work in progress.

CAPITAL EXPENDITURES

Capital expenditures for the first nine months of 1996 were $3.3 million. This represents a decrease of $.5 million from the first nine months of 1995. This decrease was in line with the Company's 1996 capital expenditures plan, as well as within the limits imposed by the revised credit facilities. Pursuant to the revised credit facilities, the Company is required to limit capital spending to $6.0 million in 1996. During this period, the Company completed the installation of its new project and financial accounting system and continued to upgrade existing computer equipment. The Company has no other material commitments for purchases of additional equipment.

DIVIDENDS

Dividends are prohibited by the bank credit facilities.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held July 8, 1996 in Atlanta, Georgia, for the purpose of electing thirteen (13) directors to serve until the next Annual Meeting and until their successors are duly elected and qualified.

             Directors                  For            Withheld
        --------------------         ---------         --------
        Bruce C. Coles               1,430,042           16,197
        James I. Dangar              1,328,949          117,291
        Andrew J. Young              1,365,074           81,161
        Clarence D. Zimmerman        1,392,766           53,474
        Geoffrey J. Brice            1,338,058          108,181
        J. Richard Cottingham        1,373,937           72,302
        Robert B. Fooshee            1,247,211          199,029
        Fredrick J. Krishon          1,435,156           11,084
        Steven Muller                1,293,729          152,511
        Walter T. Kiser              1,429,039           17,201
        John Williams                1,426,815           19,425
        Peter D. Brettell            1,395,024           51,215
        Clay E. Sams                 1,441,440            4,799


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

              11 - Computation of Earnings Per Share
              27 - Financial Data Schedule

        (b) Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Law Companies Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LAW COMPANIES GROUP, INC.


/s/ R. B. Fooshee
----------------------------------
Robert B. Fooshee
Chief Financial Officer
and Treasurer

Dated:  November 19, 1996