Form 10-K
period 1996-12-31
LAW COMPANIES GROUP INC
filed 1997-03-25
CIK 853323

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-K

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934 (Fee required)
            For the fiscal year ended December 31, 1996.

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

            For the transition period from ___________ to ______________.


Commission file number 0-19239

                           LAW COMPANIES GROUP, INC.
                -----------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                       58-0537111
--------------------------------                  -------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporated or organization


 114 Townpark Drive, Kennesaw, GA                           30144
----------------------------------------               ---------------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code 770-396-8000

Securities registered pursuant to Section 12(b) of the
Act: None

Securities pursuant to section 12(g) of the Act:

Common Stock, par value $1.00 per share
---------------------------------------
       (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1997.

Common Stock, $1 par value - $20,815,806

The number of shares outstanding of the Registrant's class of common stock as of March 1, 1997.

Common Stock, $1 par value - 1,894,829

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definite proxy statement for the annual meeting of shareholders are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS

OVERVIEW AND HISTORY

Law Companies Group, Inc. (the "Company") is a worldwide professional service firm operating mainly in the engineering services industry. The Company provides consulting, design and management services in the water, environmental, transportation, buildings, and government sectors.

Services range from feasibility studies, financial and economic appraisals through all stages of planning, design, contract administration, environmental and risk assessment, laboratory analysis, work site clean up, project and construction management to commissioning and hand over. These services are provided through the following market-focused groups of the Company:

 .      United States (U.S.) Group - The services provided by this group include the Company's traditional business of geotechnical engineering, construction services and materials engineering and testing as well as environmental services such as regulatory compliance planning, field data collection, laboratory analysis, data evaluation and interpretation, engineering design, waste site cleanup and consultation services on environmental matters.

 .      International Group - The Company is a major provider of multi-
       disciplinary consulting, design and management services for substantial infrastructure, engineering, environmental, industrial, and building projects at each stage from project conception to completion, with on-going follow-up in the operations and maintenance phases. These services are provided in Europe, Africa, Asia, the Middle East and Central and South America.

The Company's U.S. and international operations are based in Atlanta, Georgia and Reading, Berkshire, UK, respectively, with approximately one hundred offices throughout the United States, and in Europe, Africa, Asia and the Middle East (see Notes to the Consolidated Financial Statements included in Item 8 herein, including Note 10 as to geographical area data). These offices employ approximately 4,000 people and serve in excess of 10,000 clients in a wide range of industries in both the private and public sectors.

The Company was founded in 1946 as Law-Barrow-Agee to provide high quality independent testing services. As the Company evolved, the range of geotechnical and engineering consulting services offered expanded considerably, and in 1957 the Company changed its name to Law Engineering Testing Company. In the late 1970's the Company expanded its operations into international markets. To capitalize on the economic development in the Middle East and Europe, the Company established operations in Saudi Arabia, Iran, Spain and the United Kingdom. Each of these operations provided the same basic engineering services traditionally offered by the U.S. offices of the Company as well as more extensive design services. In 1982, the Company expanded its U.S. operations by acquiring LeRoy Crandall & Associates, a California-based company specializing in traditional geotechnical services. The Company's involvement in soil investigation and other environmentally related issues led to the 1987 formation of a new wholly-owned subsidiary, Law Environmental, Inc. The formation of the environmental subsidiary allowed the diversification of the Company's revenue base and expansion of the Company's market presence in a rapidly growing industry. This expansion also included the formation of a wholly-owned subsidiary, Law Associates, Inc., to provide asbestos assessment, remediation and consulting services to various public and private sector entities. In 1995, the Company formed a wholly-owned subsidiary, Law Environmental Consultants, Inc., which operates in support of various Company affiliated partnerships or professional corporations in states where it is required that the Company's engineering services be delivered through a partnership or professional corporation.

In 1989, the Company underwent a reorganization into a holding company structure. In addition, the Company acquired the businesses of Sir Alexander Gibb & Partners Ltd., now known as Gibb, Ltd. ("Gibb") in the United Kingdom in August 1989, and Gibb's Africa businesses in January 1990. Gibb's primary business is in the provision of consulting, design and management services for infrastructure, engineering, environmental, industrial, building projects and business initiatives worldwide. The Gibb acquisition significantly expanded both the Company's international and overall operations, and gave the Company new capabilities in general civil engineering planning, design, and project and construction management.

In 1994, the Company acquired Hill Kaplan Scott, Inc. ("HKS"), a multidisciplinary South African development consultancy headquartered in Cape Town, South Africa and began to consolidate its operations elsewhere in Africa. HKS has a wholly owned subsidiary, Geoscience Laboratories (Pty) Ltd. which provides a complete site investigation and geotechnical testing service.

During 1995, the Company completed the realignment of its U.S. operating units into Law Engineering and Environmental Services, Inc. to streamline the organization. The result of this realignment is that the Company's entire operations are now managed under two units: U.S. and International.

The Company has owned approximately eighty percent of a Houston-based abatement/remediation firm known as IAM/Environmental, Inc. (IAM/E). In 1996, Philip Environmental Services Corporation purchased certain assets and assumed certain liabilities of IAM/E. In connection with the transaction, the Company became the owner of one hundred percent of all IAM/E stock. IAM/E is no longer an active subsidiary of the Company.

Unless the context otherwise requires, "Law" and the "Company" refer to Law Companies Group, Inc., a Georgia corporation, and its consolidated subsidiaries. The Company's principal executive offices are located at 114 TownPark Drive, Kennesaw, Georgia 30144 and its telephone number is (770) 396-8000.

U.S. GROUP SERVICES

General

The Company's U.S. Group consists of both engineering and environmental services now operating primarily as Law Engineering and Environmental Services, Inc. and a small number of miscellaneous professional corporations and/or partnerships as required under state laws governing the provision of engineering services. The Company's engineering services provide geotechnical engineering, construction services and materials engineering and testing services to public and private sector clients. The range and scope of services provided has expanded significantly since the Company's formation. The Company has maintained Law/Crandall as a unit operating under Law Engineering and Environmental Services, Inc. in order to maintain name recognition in the western United States.

The Company's environmental services were established in order to diversify into an area of rapid growth and to better provide full service solutions to clients' environmental problems. The scope of environmental services the Company offers has expanded significantly, and now includes many aspects of engineering and earth science required for effective management and environmental protection of people, water, soil and air. The Company's environmental services provide a wide range of environmental related services, including regulatory compliance planning, field data collection, data evaluation and interpretation, engineering design, environmental impact statements, and a wide range of expert environmental consultation services. The U.S. Group net fees have decreased as a percentage of the Company's total net fees representing approximately 67%, 68%, and 74% in 1996, 1995 and 1994 respectively. The decrease from 68% in 1995 to 67% in 1996 was primarily the result of several weeks of inclement winter weather in the North and East regions of the United States, the effects of the Company's focus on its cost structure and competitiveness as opposed to growth, lack of regulatory pressure to drive environmental markets, and overall competitiveness in the markets for the U.S. Group's services. In addition, the International Group had a decrease in fees due primarily to the runoff of existing projects combined with the delay in startup
of other projects.   See "International Group Services."

The Company's services in the U.S. are divided into four major business segments: engineered construction, facilities, industrial, and environmental services.

(a) Engineered Construction - The Company's skilled specialists include engineers, metallurgists, geologists, chemists, architects, and technicians. They are involved with virtually every phase and material that influence construction projects. The Company's experts play an integral part in the planning, designing, and construction of a project. They are on site early, assessing ground conditions so that they can design cost-effective foundation and retaining structures. As a project progresses, the Company's experienced construction specialists are involved with all phases of construction inspection and quality control. On all projects they are supported by laboratories which provide full-service testing capabilities for all types of building materials and products.

The combination of professional consulting, contemporary testing techniques, quality control, and project management experience equips the Company to evaluate the capability, compatibility, and performance of virtually every constructed element.

The Company's geotechnical engineers and earth scientists include established specialists in soils engineering, hydrology, geology, geophysics, seismology and rock mechanics. Through exploratory and laboratory techniques, the Company endeavors to determine the behavior of soil, rock and water as these media are affected by natural phenomena and construction activities. The Company also provides comprehensive site analysis and expertise in underground design and earthquake engineering. The Company designs building foundations, site improvements, tunnels, dams, impoundments and related structures, and evaluates the safety of existing structures. Geotechnical services commence with project planning and design, extend into construction, and often continue through the in-service life of the structure.

The Company's construction services can assist in all types of engineered construction, and include quality assurance and control, construction specification reviews, test evaluation and performance, record keeping and problem solving. Through a construction quality control management program, the Company designs and manages a testing program that addresses the particular needs of a given project.

(b) Facilities Engineering Services - The Company's facility experts assess the condition of all types of facility elements including: pavements; structures; asbestos; roofs; curtain walls; glazing; and mechanical, electrical, and plumbing systems. The Company's engineers and technicians use the latest equipment for testing and automated data collection. Advanced computer databases, computed-aided drafting, and geographic information systems are used to store, retrieve, process, and report facility assessment information. The Company's engineers prepare rehabilitation designs and related contract documents, and provide contract administration and quality control functions in accordance with the intent of the project.

The Company's ability to model the probable performance and economic service life of facility components provides facility owners and managers the information necessary to plan, schedule, and budget for maintenance of their facilities with minimal disruption to business operations. This also allows prospective buyers or sellers of existing facilities to predict maintenance requirements and associated costs as part of potential transactions.

The Company aids clients in the selection and evaluation of materials for new construction, as well as the repair, maintenance, rehabilitation and renovation of existing facilities. The Company provides extensive on-site and laboratory testing and evaluation of products, including construction materials and equipment products. The Company's investigative and problem-solving capabilities cover a wide range of materials including concrete, masonry, asphalt, steel, other metals, plastics, epoxies, sealants and asbestos. The Company's experience and expertise are used to evaluate and provide recommendations for roofing, pavements, curtain walls, asbestos situations, surveys of existing facilities and the analysis of failure of materials, products or facilities.

(c) Industrial Services - The Company's industrial manufacturing and process consultants assess the condition of manufacturing process equipment through destructive and non-destructive testing. Elements such as pressure vessels, storage tanks, boilers, control systems, conveyer systems, piping, and valves are evaluated to develop preventive maintenance programs, and to identify and to implement required actions to avoid repairs or minimize disruption to production processes.

The Company's engineers and technicians use the latest test equipment and computer programs for automated data collection, modeling, simulation, and information management. The Company's experts assess the integrity of mechanical and electrical systems and recommend remedial solutions.

The ability of the Company's personnel to track the condition and performance of equipment and to predict the useful service life of production and utility equipment allows owners and operators to maximize the benefits of properly scheduled maintenance and repair activities. The Company's process design and control systems capabilities combined with its project management services can result in higher productivity and lower overall operating costs with improved safety.

(d) Environmental Services - The Company's environmental scientists, engineers, and other skilled specialists serve industrial, commercial ,and governmental clients dealing with all aspects of environmental siting, water and resource development, permitting, regulatory compliance, and remediation.

The Company's experienced design engineers provide ready-to-bid design packages and independent cost estimates for facility closures, new construction, and all manner of remedial designs. The Company assists clients through its contractor procurement and provides continual consultation, field and laboratory testing, quality control, and project management support.

Through application of its considerable resources, the Company creates cost effective solutions from inception through completion that better enable its clients to conduct their business while still protecting the environment in which everyone lives.

The Company's environmental services encompass practice areas which include: remediation management and site cleanup, evaluations in connection with acquisitions and divestitures of industrial or commercial property, environmental siting and permitting, water resources and water quality management, occupational health and safety, tank management, and hazardous and solid waste management.

The Company provides remediation management and site cleanup, offering varying levels of service that complement the client's desired degree of involvement in the remedial work. The Company's remediation management personnel are experienced professionals who make on-site decisions to control schedules and costs, maintain compliance with safety and waste handling protocols, and deal cost-effectively with changes encountered in site conditions. The Company typically does not act as a general contractor, but rather as an engineering consultant and/or construction manager.

Hazardous waste laws, regulations and liability concerns have created significant financial exposure for those parties associated with the transfer of industrial or commercial properties. This liability can impact buyers, sellers, developers and lenders. The Company specializes in the independent evaluation of environmental conditions for facilities and property being bought or sold. On-site inspections and site history reviews are conducted by the Company's professionals who advise clients regarding the nature and extent of environmental problems and liabilities.

Optimum siting for initial construction or expansion of industrial facilities requires careful attention to environmental conditions, natural resource limitations and regulatory compliance. The Company provides the technical services and permitting support to address siting and permit issues related to water supply, waste water management, meteorology and air quality, geology and soils, seismic hazards, aquatic and terrestrial ecology, wetlands and archaeology.

The Company's geologists, hydrologists and water resources engineers are experienced in all phases of water resources management, including development of ground-water and surface water supplies for industrial, agricultural, and municipal clients. Additionally, the Company's engineers have successfully designed and permitted waste water treatment and disposal systems for industrial concerns and municipalities.

The Company assists clients in complying with regulations of the Occupational Safety and Health Administration, the Environmental Protection Agency ("EPA") and other agencies which regulate employee health and safety. The Company's certified industrial hygienists, scientists, and professional engineers are experienced in monitoring, assessing and controlling exposure to asbestos, particulates, fibers, welding fumes, metals, organic vapors, heat stress, and noise. Consulting and laboratory services are also provided in testing, sampling, analysis and risk assessment.

The Company's storage tank management services include integrity testing, monitoring systems, leakage assessment and remedial action, tank removal and closure, responding to new regulatory requirements and designing of new installations.

The Company's hazardous waste site experience spans from assessment and characterization to the selection, design and implementation of remedial actions. The Company's technical consultants work closely with clients and their legal counsel to develop cost effective compliance programs. The Company has extensive experience with soil and sub-surface designs including landfills, impoundments, ground-water recovery and treatment, waste removal and closure, cut-off walls, cover systems, in-place treatment and stabilization, grouting and land treatment. Process engineering studies are conducted to eliminate or minimize waste sources.

INTERNATIONAL GROUP SERVICES

The Company established limited operations internationally in 1977 to provide international clients with the Company's traditional engineering, testing and laboratory services. With the acquisition of Gibb in 1989, the International Group became a significant facet of the Company's overall operations. The International operations comprised 33% of consolidated net fees in 1996, and 32% and 26% in 1995 and 1994, respectively. The Gibb acquisition not only increased the International Group's portion of the Company's net fees since 1990, but also increased the Company's range of services to include multidisciplinary consulting engineering, management, environment, and architecture capabilities.

The International Group's business encompasses practice areas which include:

 .   Feasibility and preinvestment studies                 .   Economic and financial appraisal
 .   Strategic and master planning                         .   Community co-ordination and
                                                              development
 .   Townships                                             .   Agricultural services
 .   Environmental audits, assessments and management      .   Environmental modelling
 .   Site investigations, surveys and models               .   Network analyses
 .   Logistics studies                                     .   Business consulting
 .   Design                                                .   Project and construction
                                                              management
 .   Contract administration                               .   Value engineering and risk
                                                              management
 .   Cost engineering                                      .   Project planning
 .   Tender documentation evaluation                       .   Pollution control and
                                                              remediation
 .   Supervision of construction                           .   Procurement
 .   Commissioning                                         .   Technical assistance and training

Services are primarily performed in relation to infrastructure and business development, including but not limited to:.

 .   Business consulting                                   .   Restructuring
 .   Private finance initiatives                           .   Engineering and construction
 .   Logistics                                             .   Dams and hydroelectric
 .   Water supply and wastewater                           .   Irrigation and drainage
 .   Tunnels and caverns                                   .   Landfill
 .   Roads                                                 .   Railways
 .   Bridges                                               .   Airports
 .   Docks and harbours                                    .   Public buildings and institutions
 .   Commercial buildings                                  .   Industrial facilities
 .   Residential                                           .   Leisure
 .   Air bases                                             .   Naval bases
 .   Army facilities

Thus, a significant portion of the International Group's work is performed for governmental clients in the United Kingdom and worldwide.

Feasibility Studies and Site Investigations - The Company provides clients with advice on the technical and economic feasibility of potential projects based on detailed financial, economic, environmental and regional development studies and the assessment of technical and other potential risk factors associated with the project at the conceptual stage of a project. The Company will also assist in the project formulation and provide support in preparing funding applications to obtain project financing. Specialists in appropriate fields include, but are not limited to, civil, structural, mechanical, electrical and geotechnical engineers; geologists; hydrologists, hydrogeologists, transport planners/analysts; planners; logisticians and economists, financial analysts, project and construction managers; project planners; surveyors; contract engineers, architects and town planners, environmental scientists and engineers, and other specialists including those in information technology, quality and safety. Supported by technical and administrative personnel, these specialists provide the expertise for feasibility studies, site investigations and risk assessment for projects of varying sizes and complexities. The Company often makes use of physical and computer-based models to assist in its assessments and analysis.

Bid and Contract Administration - The Company assists clients during the bid process through the preparation of detailed project specifications and drawings, identification and preparation of bills of materials, prequalification of prospective contractors, evaluation of actual bids submitted, and providing recommendations on the award of contracts. Upon completion of the bid process, the Company can provide the client with assistance in contract administration, including negotiation of the contract with the successful contractor, preparation of the contract documents, verification and certification of contractor applications for payment, and investigation and analysis of contract claims.

Project Planning, Design, and Management - By establishing and understanding the client's project objectives, the Company's engineers, architects, environmental specialists, planners and other professionals develop a master plan which takes into consideration the project's sequencing, staffing needs, time and monetary budgets, and other factors which relate to a specific project's successful completion. The Company has a multidisciplinary design team, including, but not limited to, civil, structural, mechanical, electrical and geotechnical engineers; geologists; hydrologists, hydrogeologists, transport planners/analysts; planners; logisticians and economists, project and construction managers; project planners; surveyors; contract engineers, architects and town planners, environmental scientists and engineers, and other specialists including information technology, quality and safety. These and other professionals, together with technical personnel, perform services for environmental, marine and land based projects. Company management is the control applied to the whole project process from conception and planning, through Company implementation to completion. The Company works in partnership with the client and other parties including designers, financiers, lawyers, suppliers and contractors. The Company also undertakes development management as a total process which includes interpreting a community's needs and aspirations, obtaining funding and providing administrative support systems and engineering services for the development of housing, water, sanitation and other community facilities in both rural and urban locations. The Company also provides project management consulting services in the areas of quality assurance, health and safety, budgetary control, monitoring and reporting on project progress, and the overall management and supervision of turnkey projects.

Project and Construction Supervision and Management - The Company offers complete construction supervision and management services for both new construction and remedial projects of all sizes and complexities. Experienced engineers and project and construction managers act in a liaison capacity with the client and each of the contractors involved in the project, providing job-site instructions and project coordination on a day-to-day basis. In addition, these personnel perform inspections of project materials to endeavor to ensure that quality standards are met, are responsible for maintaining various construction records, and perform completion and maintenance inspections to endeavor to verify that work is performed in accordance with project specifications. Risk assessment and management, and value engineering are inherent elements of the project and construction management process.

Private Finance Initiatives - The Company offers separate services to governments, financial institutions, concession and construction tenderers and their supporting banks to assist governments in meeting the international challenge of procurement of major infrastructure projects at a time of scarce financial resources in the public sector.

Service elements vary from project to project but may be broadly summarized as follows:

     . Project viability studies for potential private finance involvement in projects, carried out principally for governments (and their agencies) and for the financial institutions. In both cases the main thrust of the project studies is to establish the financial viability of projects and/or to assemble data to allow future concessionaires and their financial supporters to form sound opinion upon which to tender.

     . Tender preparation assistance to potential concessionaires to prepare revenue forecasts and tender designs on which the potential concessionaire can base his tender. This includes the preparation of alternative strategies to both the client and construction tenderer through an innovative and/or radical approach on either client policy or on the technical detail of construction tenders.

     . Implementation of design services to the winning concessionaire or construction contractor.

     . Audit services to banks supporting concession tenders and subsequently further audits during the construction or implementation phase.

     . Transaction assistance services, predominantly further examples of audit services for the financial and commercial institutions and multinational investors in their proposed investment plans. A substantial part of the work falls into the category of due diligence services in the environmental sciences sector.


MARKETING AND BUSINESS STRATEGY

The Company's marketing strategy emphasizes its ability to offer a broad range of specialized services designed to meet the business requirements of its clients in a timely, cost-efficient, and business value-added manner. The Company has the organization and capabilities to undertake not only small tasks requiring a few professionals but also the management, staffing, design and implementation experience of major projects lasting several years, involving numerous Company personnel and occurring in diverse geographic locations worldwide.

The Company is widely recognized for its professional competence, excellent client service, and ability to understand and develop solutions to complex business requirements as the primary focus of its marketing strategy. In order to maintain its reputation and level of client service, the Company places great emphasis on the continual need for its professionals to stay abreast of current developments and changes within the engineering and environmental services market. The Company's marketing efforts rely on repeat customers, referrals and the development of new clients by the branch/office managers with the assistance of the Company's National Business Development Programs. These programs support our business operations through the development of marketing brochures, marketing training programs, and developing and maintaining accounts with potential major national clients. In addition to the national and local marketing personnel and branch/office managers, marketing efforts are coordinated by many of the Company's corporate executives, officers, and various other senior employees.

The Company's clients include multinational companies, private investors, finance institutions, public sector bodies, newly privatized institutions, real estate developers, property owners, construction contractors, architectural firms, structural engineers, educational institutions, manufacturers, industrial facilities, agricultural entities, municipalities and a wide array of governmental organizations. The Company has performed work for thousands of clients in over 160 countries on six continents.

The Company has strategically positioned itself to minimize the effects of major changes in economic or general business conditions in three general ways: 1) certain types of the Company's services have a degree of inherent protection from economic downswings due to the nature of the service itself, 2) through the diversity of geographical areas serviced, and 3) the Company's position in a broad cross section of market sectors. The firm's international business is principally engineering design concentrated in civil, environmental, and construction management services. The design phase of construction work has a long lead time and a comparatively long service period, and owners tend to continue the design of future projects even if current projects are slowed. To some extent, the engineering evaluation of in-place materials is actually counter-cyclical to the construction industry as owners seek to make existing buildings more serviceable in the face of reduced new construction. Since the Company provides services in a number of different foreign countries, spanning numerous diverse economic environments, it is unlikely that all such economic environments will be at the same phase in an economic cycle at any one time. This geographic diversity provides the Company with a relative degree of insulation from, and balancing of, economic cycles.

The majority of the Company's services are not subject to seasonal factors with the exception of engineering services related to construction activities. To mitigate the impact of such seasonal factors on revenues, the Company has concentrated its office locations for this type of business in the Sunbelt and Coastal regions of the United States. Because of milder weather, these locations tend to have relatively longer construction seasons.

The Company derived approximately 10% of its 1996 U.S. operations gross fees from agencies of the United States Federal Government (the "Government"). The majority of this business came from time and material and fixed price contracts which do not contain a renegotiation clause, unlike some contracts that are on a cost plus fixed fee or cost plus award fee basis and are renegotiable based on actual incurred costs. Virtually all Government contracts contain a standard clause which allows the Government to terminate any contract for its convenience. While the Government has the right to terminate contracts for its convenience, the Company does not expect that the Government will exercise the option to terminate any existing contracts. However, there can be no assurances that the Government will not exercise the right to terminate such contracts. During October 1995, the Defense Contract Audit Agency ("DCAA") division of the U.S. Department of Defense performed a financial capabilities audit on the Company. The results as outlined in the audit report were unfavorable due to the poor financial performance of the Company over the prior three years. The audit report, which was directed to the Administrative Contracting Officer ("ACO"), recommends that the ACO require the Company to provide a quarterly financial briefing to address sensitive program performance and provide a status report of the Company's actions to correct the adverse financial condition. The Company agreed with the audit findings and briefed the ACO and the DCAA during 1996. Financial performance improved during 1996, and the DCAA agreed to perform a financial capabilities audit on 1996 results when they become final. The Company's financial performance has improved over the last year and no terminations of contracts are anticipated; however, there are no assurances that the Company's financial performance will continue to improve or that the Government will not terminate any of its contracts based on the Company's financial situation.

BACKLOG

At December 31, 1996, the Company's contracted backlog was approximately $190 million as compared to $164 million at December 31, 1995. The Company estimates that approximately $128 million of the December 31, 1996 backlog will be completed by the end of 1997. The majority of the Company's backlog consists of long-term contracts ranging from less than $20,000 to approximately $45 million and having remaining duration from less than one year up to eight years. The Company's backlog is subject to revision due to cancellations, modifications, and changes in the scope of work, design or scheduling with respect to particular projects. While management believes that the backlog estimates are accurate, there can be no assurances as to the amount of such backlog that will be realized.

RAW MATERIALS AND INVENTORY

Raw materials are not essential to the operation of the Company's business. Inventory similarly does not play a significant role in the Company's operations.

TRADEMARKS

The Company and its subsidiaries operate under several unregistered trademarks and trade names, but these are not significant to the Company's operations.

CONTRACTS

In general, the Company executes contracts for all services performed and is compensated under such contracts in one of three ways - hourly fee plus direct expenses, lump sum or cost plus fixed fee.

Under an hourly fee plus direct expenses contract, the most prevalent type of contract entered into by the Company, hourly billing rates are established for various classifications of employees. The hourly rates are a multiple of the direct salary costs of the employees who provide services under the contract and are designed to reimburse the Company for direct salary costs and overhead and to provide the Company with a profit. In addition, the client is generally billed for direct expenses incurred by the Company in providing its services under the contract.

Under a lump sum contract, the Company is paid a fixed dollar amount for a defined scope of services. Under a cost plus fixed fee contract, the Company is paid the cost of providing its services (primarily direct salary costs plus direct expenses and overhead) plus a fixed fee, which is generally a predetermined dollar amount.

Cost plus fixed fee contracts and hourly fee plus direct expenses contracts are often subject to a dollar ceiling for work performed with respect to a designated scope of services. All contracts normally provide that ceilings or lump sums will be adjusted upward if the scope of services is expanded by the client. In accordance with industry practice, most of the Company's contracts are subject to termination at the discretion of the client. In such event, the Company is ordinarily reimbursed for costs incurred and paid for fees earned through the date of termination. The Company has not experienced any significant amount of discretionary client terminations. Regardless of the form of contract, the Company attempts to negotiate a basis of compensation which reflects the projects complexity and the degree of technical risk required to satisfactorily perform the services.

COMPETITION

The Company competes on a national and international basis. The markets in which the Company provides services are all highly competitive and the Company is subject to competition with respect to each of the services it provides. The Company competes primarily on the basis of quality of service, expertise, experience and reputation, availability of personnel, and, to a lesser extent, price. In all phases of the Company's business, it competes with many competitors, ranging from small local firms to major national and international companies. No single entity, however, including the Company, currently dominates any of the Company's principal areas of service although some competitors have greater financial resources and may have more public recognition than the Company. To the best knowledge of the Company, no reliable data is available with respect to the total size of the market for engineering and consulting services for the full range of services which the Company and its subsidiaries provide.

REGULATION

Professional

The practice of engineering and architecture is regulated by statute in all states of the United States and in most other countries. Substantially all such jurisdictions require an engineer or architect to be licensed by the jurisdictions registration board as a condition to rendering professional services in that jurisdiction. Some jurisdictions require persons providing geological services to be licensed. There are also numerous requirements for licenses or certifications involving asbestos consulting. In general, the Company has not experienced any material difficulty in complying with such licensing requirements.

Environmental

Public concern over health, safety and the environment has resulted in the enactment of an increasingly larger number and wider range of environmental laws. These laws and their implementing regulations affect nearly every industrial and commercial activity. The Company believes that the past trend toward increased regulation and enforcement at all levels of government, as well as a greater public awareness of environmental problems and health hazards posed by hazardous materials and toxic wastes, will be impacted by current political debate. With the complexity and ever-changing nature of the environmental regulations, the Company believes that the market for environmental services will continue to increase, but probably at a reduced rate as the market matures. There can be no assurances that future changes in the law will not have an adverse effect on the Company's business.

The principal federal statutes (and regulations promulgated thereunder) affecting the business of the Company and its clients are:

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund Act" or "CERCLA"). The Superfund Act addresses practices involving hazardous substances and imposes liability for cleaning up contamination in soil and groundwater. CERCLA imposes liability on persons responsible for disposal of hazardous substances that have been or are threatened to be released into the environment and allows the federal and state governments to require the cleanup of waste sites. The Company assists parties and potential responsible parties assess contamination, develop remedial plans and monitor remediation implementation.

The Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA" or "SARA TITLE III"). EPCRA contains provisions relating to emergency planning, emergency release notification, and reporting on chemical use, storage and release. The emergency planning and community right-to-know provisions require subject industries to provide information on numerous hazardous materials that can affect a community and its residents through either accidental releases or routine emissions. The Company helps industries comply with these extensive reporting requirements.

The Resource Conservation and Recovery Act of 1976 ("RCRA"). While Superfund seeks to remedy the damage caused by historically contaminated waste sites, RCRA imposes a comprehensive regulatory scheme on the management of newly-generated hazardous wastes at active facilities. RCRA, and the regulations thereunder, establish a comprehensive regulatory program applicable to hazardous waste from the time it is created by industry until it is properly disposed of, and imposes requirements for management of hazardous waste and record-keeping for any entity that generates, transports, treats, stores, or disposes of hazardous wastes. Another requirement for existing and new hazardous waste facilities is the procurement of detailed permits specifying construction, operating and closure standards, soil and groundwater corrective action, and post-closure monitoring and care for disposal facilities. RCRA provides for criminal and civil liability for violation of its provisions. RCRA is complex and difficult to implement. The Company assists its clients in complying with RCRA and its regulations.

RCRA also regulates petroleum and hazardous substance underground storage tanks. The Company assists its clients in investigating and cleaning up releases from such tanks and provides assistance to clients who must come into compliance with these regulations.

RCRA Subtitle D regulates the disposal of solid waste. It requires that states or regions develop solid waste management plans, and also establishes criteria for sanitary landfills, requires closing or upgrading of open dumps, and provides for federal grants to improve solid waste facilities and for discarded tire disposal. The Company's work under the Subtitle D involves assessment, upgrading, and cleanup of landfills and open dumps.

National Environmental Policy Act of 1970 ("NEPA"). NEPA requires an analysis of the environmental impact of any major federal action, including the issuance of federal environmental permits for industrial facilities that may significantly affect the quality of the environment. In each instance, a detailed statement must be prepared to address the environmental impact of the proposed action. In those cases where an environmental impact statement is required, the effects of the proposed activity on the environment must be thoroughly investigated and any adverse impacts must be avoided or minimized before a permit will be issued. Major energy and mineral developments, including pipelines, and large new industrial plants are examples of projects that require construction and operating permits, and which can therefore trigger the environmental impact statement process. The Company's principal activities under NEPA involve preparing, or assisting in the preparation of, such environmental impact statements.

The Toxic Substances Control Act of 1976 ("TSCA"). TSCA authorized the EPA to gather information on the risks posed by chemicals and to regulate the use and disposal of polychlorinated biphenyls ("PCBs"). This statute addresses the use and handling of PCB transformers and the remediation of any release of PCBs into the environment. Portions of TSCA also deal with asbestos-related issues. The Company's principal work under TSCA involves field sampling, site reconnaissance, development of remedial programs and monitoring of construction activities at sites involving PCB contamination and asbestos materials.

Clean Air Act of 1970, as amended in 1977 and 1990 ("Clean Air Act"). The Clean Air Act regulates the emission of air pollutants. Provisions of the Clean Air Act authorized the EPA to set maximum acceptable contaminant levels in the ambient air, to control emissions of certain toxic materials and to ensure compliance with air quality standards. The 1990 Amendments strengthen and expand the Clean Air Act to: facilitate attainment of health-based primary National Ambient Air Quality Standards; provide an accelerated, technology-based air toxics program; impose stricter motor vehicle controls; provide new acid rain provisions; provide ozone protection and strengthen permitting and enforcement. The Company's activities are expanding under the Clean Air Act and include sampling analysis, pre-construction permitting, impact assessments of air emissions on ambient air quality and assistance with the acquisition of Title V permits.

The Clean Water Act of 1972, as amended in 1987 ("Clean Water Act"). The Clean Water Act generally requires every state to establish water quality standards for each significant body of water within its boundaries and to ensure attainment and/or maintenance of those standards. This Act generally requires industry and government facilities to apply for and obtain environmental permits to monitor pollutant discharges and, under certain conditions, to reduce pollution. The Company believes that the Clean Water Act is accelerating the market for municipal waste water treatment plant design and construction consulting services that the Company provides.

The Safe Drinking Water Act, as amended in 1996 ("SDWA"). Under SDWA, the EPA is required to establish primary drinking water standards for numerous contaminants. The Company believes the standards will be further expanded under the EPA's evolving groundwater protection strategy, which is intended to establish levels of protection or cleanup of the nation's groundwater resources. The resulting groundwater quality requirements will then be applied to RCRA facilities and CERCLA sites requiring remedial action for releases of contaminants to groundwater. The Company's activities include sampling analysis and remedial activities. The Company provides services to assist clients in the location and development of groundwater supply sources.

Occupational Safety and Health Administration Act ("OSHA"). Among other things, OSHA regulates exposure to toxic substances and other forms of pollution in the workplace and is administered by the Department of Labor. It specifies maximum levels of certain toxic substances, such as asbestos, to which employees may be exposed and requires that workers be informed of the physical and health hazards posed by these materials. The Company's activities under OSHA include evaluation of client compliance with OSHA requirements and worker training, including the mandatory 40-hour training required for handling hazardous materials.

Wetlands Regulations. The Company considers whether properties it investigates may be subject to regulation as wetlands under federal and state statutes and regulations and assists landowners in complying with the permit and mitigation requirements that may arise in wetlands regulations. Section 404 of the Clean Water Act, administered by the Army Corps of Engineers, requires permits for the discharge of dredged or fill material into waters of the United States, including wetlands. Technical analysis is required to determine whether an area falls within the jurisdictional definition of wetlands and to determine whether the activities proposed for the area are regulated under Section 404. Permits and other regulatory requirements (such as mitigation) must be addressed before the regulated activity may proceed on wetlands. EPA interaction with the Corps of Engineers in this area increases the complexities of the permitting process. The Company assists with all stages of this technical work.

Stormwater Regulations. On November 16, 1990, the EPA issued final regulations that require the operators of certain industrial activities and municipal storm sewers to obtain permits for discharges of stormwater. Stormwater discharges were largely unregulated before the EPA issued these rules. Selected operations that the new rules affect include manufacturing facilities, transportation facilities, mining and exploration activities, some construction projects and storm sewers. The Company assists affected operators and contractors in achieving compliance with the stormwater regulations.

State and Local Requirements. In addition to the federal environmental laws and regulations, there are numerous state and local statutes that roughly parallel the federal legislation and regulate the environment, some of which impose stricter environmental standards than federal laws and regulations. The Company works with clients to monitor compliance with such requirements.

POTENTIAL LIABILITY AND INSURANCE

The services the Company provides can involve significant risk of personal injury, property damage, and other financial losses related to such services, and the Company at times indemnifies its clients for losses and expenses incurred by them as a result of the Company's negligence. The Company maintains both a health and safety program and a quality assurance and quality control program to assist in minimizing the risk of damage to persons and property and the potential for resulting losses. In addition, the Company maintains professional liability, commercial general liability and property and casualty coverage when available at commercially reasonable rates in the insurance marketplace. Moreover, the Company often negotiates contractual terms and conditions and provides risk management and liability training to various of its employees. In the opinion of management, all claims which have been asserted against the Company are either adequately covered by insurance or have been provided for in the financial statements. (See Note 8 to the Consolidated Financial Statements). Management believes that any remaining uninsured or unreserved claims will not in the aggregate have a material adverse effect on the financial condition of the Company. There can be no assurance that all possible types of liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits.

PERSONNEL

As of December 31, 1996, the Company employed approximately 4,000 persons, including approximately 1,700 engineers and scientists, 900 technicians and production support staff, 200 construction management and support staff, and 1,000 management and administrative personnel. The Company's ability to remain competitive will depend on its ability to retain and attract qualified personnel. None of the Company's employees are represented by a labor union; however, certain foreign countries in which the Company has employees have specific statutes governing certain employee issues which place restrictions on the Company. In 1996, the Company continued the downsizing of its workforce to improve operating efficiency. Management considers relations with its employees to be satisfactory. See "Market for Registrants' Common Stock and Related Shareholder Matters - Stock Repurchases."

Mr. Robert B. Fooshee and Mr. Peter D. Brettell were elected Directors of the Company in July 1996. Mr. J. Richard Cottingham resigned as a director of the Company, effective January 6, 1997. On February 14, 1997, Mr. Frank B. Lockridge was nominated and elected as a director of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with respect to those individuals who are Executive Officers of the Company.

BRUCE C. COLES, age 52, joined the Company in September 1995 and is Chairman of the Board of Directors and Chief Executive Officer of the Company. Subsequently in 1996, Mr. Coles was elected President of the Company. Prior to joining the Company, Mr. Coles was Chairman, President and Chief Executive Officer of Stone & Webster Incorporated. Prior to August 1995, Mr. Coles held various technical and management positions with Stone & Webster Incorporated and its related affiliates since 1968. Mr. Coles also serves on the National Board of Directors of Junior Achievement, the Board of Councilors of The Carter Center, the Board of the Civil Engineering Research Foundation, the advisory council for the Accreditation Board for Engineering and Technology and the Civil Engineering Association of the University of Maine.

ROBERT B. FOOSHEE, age 54, joined the Company in January 1996 as Executive Vice President and Chief Financial Officer. Mr. Fooshee also serves as Treasurer of the Company. In July 1996, Mr. Fooshee was elected director of the Company. Prior to joining the Company, Mr. Fooshee provided consulting services for RBF & Associates from February 1995 until joining the Company. From August 1994 through January 1995, Mr. Fooshee was Executive Vice President and Chief Financial Officer for Eddie Haggar Limited. From June 1992 until August 1994, Mr. Fooshee was Chief Financial Officer for The Fresh Market. From April 1986 until June 1992, Mr. Fooshee was Chief Financial Officer for Kayser-Roth Corporation.

ANDREW J. YOUNG, age 65, is Co-Chairman of GoodWorks International, LLC, an international consulting firm. He served the Company from 1990 to April 1997 in various executive capacities. He has been a director of the Company since June 16, 1995 and on May 7, 1993, Mr. Young was appointed by the Board of Directors to be Vice Chairman of the Company. Prior thereto, he served as Mayor of the City of Atlanta from 1981 to 1989. Mr. Young serves as Chairman of the Southern Africa Enterprise Development Fund and, until recently, as Co-Chairman of the Atlanta Committee for the 1996 Olympic Games. Mr. Young also serves as a director of Delta Air Lines, Cox Communications, Host Marriott, Thomas Nelson Publishers, Film Fabricators, and Argus Newspaper. From May 1, 1996 to December 31, 1996, Mr. Young worked under a loaned executive agreement with the Atlanta Committee for the 1996 Olympic Games, but he resumed his duties with the Company in early 1997.

W. ALLEN WALKER, age 46, joined Sir Alexander Gibb and Partners Ltd. in the United Kingdom as Finance Director in August 1989. He later served as Director of Administration and Finance beginning in August 1992. Mr. Walker returned to the United States and became Vice President of Finance for the Company in January 1994. Currently, Mr. Walker serves as an Executive Vice President of the Company for operations. Prior to joining the Company, Mr. Walker was a senior manager in the Audit Department for Ernst & Young LLP in Atlanta, Georgia.

DARRYL B. SEGRAVES, age 45, joined one of the Company's affiliates in March 1989 as corporate counsel. Currently, Mr. Segraves serves as Executive Vice President, Secretary and General Counsel of the Company.

ROBERT S. GNUSE, age 50, joined the Company in 1974. He has served in various technical and management positions with the Company and/or its related affiliates. Most recently, Mr. Gnuse serves as Senior Vice President-Marketing for the Company.

LAWRENCE J. WHITE, age 50, joined the Company in 1994 as Chief Information Officer. He also serves as a

Senior Vice President of the Company. Prior to coming to the Company, Mr. White was the Chief Information Officer of Roy F. Weston, Inc. from 1989 until June 1994.

JON A. McCARTHY, age 42, joined the Company in 1987 as Business Development Manager. He has since served in various technical and management positions with the Company and/or its related affiliates. Since January 27, 1997, Mr. McCarthy has served as Senior Vice President - Human Resources for the Company.

ITEM 2 - PROPERTIES

The Company and its U.S. subsidiaries lease offices in numerous cities throughout the United States for executive, administrative, engineering and environmental services, laboratory and warehouse activities. The Company also owns buildings located in Houston, Texas; Jacksonville, Florida; Raleigh, North Carolina; and Tampa, Florida. The Company maintains certain corporate offices at 3 Ravinia Drive, Suite 1830, Atlanta, Georgia. In 1996 the Company terminated leases in Springfield, VA; Moreno Valley, CA; Kansas City, MO; Harrisburg, PA; Tampa, FL; West Palm, FL; and Clarksville, TN. The Company relocated offices in Albany, NY; Baltimore, MD; Birmingham, AL; Ridgeland, MS; Sacramento, CA; and Austin, TX. The Company renewed office leases in Armor Place (Atlanta) GA; Greenville, SC; Greensboro, NC; Columbia, SC; and Richmond, VA.

The Company's foreign subsidiaries lease offices in England, China, Czech Republic, Romania, Spain, Sri Lanka, Turkey, Indonesia, Kenya, Mauritius, Oman, Portugal, Scotland, United Arab Emirates, Wales, Zimbabwe, South Africa, Poland and Belgium.

The Company believes that existing U. S. and international facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and offices. (See Note 4 of Notes to Consolidated Financial Statements included in
Item 8 herein, as to the Company's lease obligations.)

In the United States, the Company's operations have, during the year 1996, extended into new subleases on all or a portion of the following offices:
Abernathy Road (Atlanta), GA; San Francisco, CA; and Chantilly, VA.

ITEM 3 - LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits and claims (some of which are for substantial amounts) arising in the ordinary course of its business. In June of 1994, a judgment in the amount of $ 3.5 million was entered against the Company in connection with certain materials engineering services performed for Georgetown Steel Corporation. As a result of the judgment, the Company recorded a $ 2.9 million charge to 1994 earnings, which was net of expected proceeds from insurance coverage of approximately $0.75 million. The judgment was upheld on appeal. The Company paid $3.207 million plus insurance proceeds of $0.757 million to the plaintiff in January 1997. The Company recorded an additional $1.15 million in 1994, and an additional $ 2.35 million in 1995 for potential claims. While the ultimate results of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not believe the ultimate costs of such actions, if any, in excess of amounts reserved in the consolidated financial statements will have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

There is no regular market for the Company's common stock (the "Common Stock"). As mandated by the

Company's Third Restated Articles of Incorporation, as amended (the "Articles"), the Common Stock's fair market value is determined by independent appraisals conducted throughout the year. The appraised fair market value per share was determined to be $12.61 and $16.91 at December 31, 1996, and 1995, respectively. As of March 1, 1997, the fair market value per share was $ 12.61.

As of March 1, 1997, there were 1,894,829 shares of Common Stock outstanding owned by 1,722 shareholders of record.

In addition, as of March 1, 1997, stock options to acquire 315,000 shares of the Company's Common Stock were outstanding pursuant to the 1990 Stock Option Plan, 176,400 of which are currently exercisable.

No dividends have been paid for each of the years ended December 31, 1996 and 1995.

The Company's current amended and restated credit facilities (the "1997 Facilities") prohibit the payment of cash dividends through the term of the credit facilities. (See Management's Discussion and Analysis of Financial Condition and Result of Operations - Dividends).

Stock Repurchases

The Company's Common Stock is not listed on a national securities exchange or traded in any organized over-the-counter market.

Since 1994, the Company conducted workforce reductions in order to reduce labor related expenses to make them consistent with the Company's level of business and to improve its overall operating performance. In the course of these efforts, over 220 employees left the Company, with severance and related costs aggregating approximately $0.8 million in 1995, and $0.4 million in 1996. The Company is entitled under its Articles to redeem shares of shareholders whose employment with the Company has ended, through either paying cash or issuing notes. The Company has historically repurchased all shares of Common Stock from employees exiting the Company through the issuance of such notes or cash payments; however, the 1995 credit facilities (the "1995 Facilities") and the 1996 credit facilities limited the Company from continuing the repurchases. Notwithstanding the significant number of departures, and the restrictions on share repurchases contained in the credit facilities, the Company continued to deem it appropriate to redeem or repurchase all of the shares of exiting employees in 1995 in order to continue to meet a required 95% employee ownership threshold required by certain Internal Revenue Service Regulations. Thus, subject to the condition subsequent of lender approval, the Company (i) exercised its right to redeem or repurchase all of the shares held by employee shareholders who exited the Company in 1995 and (ii) commenced negotiations with its lenders regarding the terms and conditions under which the Company could redeem or repurchase the shares without violating any covenants in its credit facilities. As a result of these efforts, the Company obtained approval from its lenders to make cash payments and to issue interest bearing notes in amounts aggregating approximately $3.9 million for employees who terminated in 1995. As of December 31, 1996, the Company's aggregate obligations to former employees of the Company arising from the repurchase or redemption of their shares was approximately $13.1 million. All notes issued to employees who left the Company in 1995 specify that the notes are subordinated to the Company's senior credit facilities. There can be no assurance that the Company will have either sufficient cash flow or permission of its senior lenders to pay any principal on such notes when due. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

In 1996, the Company elected to report taxable income for tax reporting purposes on an accrual basis rather than a cash basis, effective for the year beginning January 1, 1995. The conversion to accrual basis taxable income recognition eliminated the need for the Company to maintain at least 95% employee ownership of its capital stock since this requirement arose from an Internal Revenue Service Regulation for cash basis revenue recognition (governing engineering and other professional companies). In 1996, the Company's Board of Directors repealed the Bylaws provision requiring 95% employee ownership. The Articles continue to give the Company the right, but not the obligation, to redeem shares of Common Stock of employees exiting the Company, but the Company has not exercised that right since the beginning of 1996. There can be no assurance that the Company will, under the terms of its existing credit facilities, be able to repurchase shares from employees exiting the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below under the captions "Income Statement Data" for each of the years in the five year period ended December 31, 1996 and "Balance Sheet Data" as of the end of each of such years is derived from the Audited Consolidated Financial Statements of Law Companies Group, Inc. This information should be read in conjunction with the Consolidated Financial Statements as of December 31, 1996, and for each of the years in the three year period ended December 31, 1996, included elsewhere in this Annual Report.

                                                     Year Ended December 31
                                       1996      1995         1994        1993       1992
                                    --------------------------------------------------------
                                              (In thousands, except per share data)
Income Statement Data:
  Net Fees                          $286,282    $314,873    $314,102    $312,971    $318,696
  Net Income (Loss)                  $1,910     ($2,266)    ($11,464)    $4,069        $69
  Earnings (Loss) Per Share           $1.00      ($1.19)     ($5.32)      $1.66       $.02
  Cash Dividends Per Share             $.00        $.00        $.26        $.40       $.40

Balance Sheet Data:
  Working Capital                    $28,459     $30,384     $28,895     $39,803     $17,239
  Total Assets                      $138,697    $148,304    $155,612    $159,671    $151,553
  Long Term Liabilities              $50,303     $59,915     $58,807     $52,732     $24,346
  Shareholders' Equity               $17,590     $15,826     $19,375     $38,763     $46,651

The table above includes the consolidation of IAM/E from April 1992 through May 1993.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, (i) the percentage of net fees represented by certain items reflected in the Company's consolidated statements of income and (ii) the percentage increase (decrease) in each of such items from the prior year. The Company measures its operating performance on the basis of net fees, since a substantial portion of gross fees are a pass-through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. This table and the subsequent discussion should be read in conjunction with the selected consolidated financial data and the Consolidated Financial Statements and notes to Consolidated Financial Statements contained elsewhere in this Annual Report.

                                                            Year to Year Percentage
                                Year Ended December 31         Increase (Decrease)
                               1996      1995      1994    1996 vs 1995  1995 vs 1994
                             ---------------------------- ----------------------------
Net Fees                      100.0%    100.0%    100.0%        (9.1%)      .2%
Gross Profit                   59.3%     60.7%     61.3%       (11.1%)     (.9%)
Indirect Costs and Expenses    55.2%     58.3%     63.6%       (13.9%)     (8.1%)
Operating Income (Loss)         4.1%      2.3%     (2.3%)       58.9%      202.8%
Net Income (Loss)               0.7%      (.7%)    (3.6%)      184.3%       80.0%

Results of Operations

Comparison of 1996 and 1995

Consolidated net fees for 1996 decreased 9.1% to $286.3 million from $314.9 million in 1995. Net fees for the U.S. operations decreased to $190.4 million in 1996, or 11.6%, from $215.4 million in 1995. These decreases were due to the following reasons: several weeks of inclement winter weather conditions in the North and East regions of the U.S., the effects of the Company's focus on its cost structure and competitiveness as opposed to revenue growth, lack of regulatory pressure to drive environmental markets, and overall competitive pressures in markets served by the Company.

The International Group's net fees decreased by 3.6% to $95.9 million for 1996 from $99.5 million in 1995. This decrease is largely the result of the runoff of existing projects combined with a delay in startup of new projects, and decreases in the average value of the dollar by 1.3% compared to 1995.

The consolidated gross profit margin decreased to 59.3% in 1996 from 60.7% for 1995. The U.S. Group's gross profit margin decreased slightly from 65.3% for
the year ended 1995 to 64.9% for the year ended 1996.   The small change in
margin reflects the Company's focus on improved operating procedures in response to difficult market conditions. The International Group's gross profit margin decreased from 50.5% in 1995 to 48.2% in 1996. This decrease was primarily due to project performance issues and increased expenses on several of the International Group's large projects.

Indirect costs and expenses were $158.1 million in 1996 compared to $183.6 million in 1995. This decrease of $25.5 million, or 13.9%, is primarily the result of several programs initiated in late 1995 or early 1996, focused on improving the U.S. business. These initiatives were designed to maximize efficiency and profitability and to effect substantive change in the culture of the Company and to improve utilization. The activity that produced the greatest level of savings was re-aligning staffing levels and matching human resources to a lower level of revenue. The Company has also focused on improving procurement activities in order to reduce material and services costs by taking advantage of negotiated national contracts which leverage the Company's purchasing power for its U.S. operations. During the year, national contracts were implemented which consolidated the purchasing of office supplies, travel services, office equipment, telecommunications and cellular services, off-site data management, forms management, and vehicle leasing. The Company continues to review its overhead cost structure to analyze the functions provided by each department and the related value of these functions. The reductions in the corporate overhead functions during 1996 consisted primarily of departmental realignment and the resulting elimination of positions, as well as reducing staff through attrition.

Interest expense decreased from $6.0 million in 1995 to $4.7 million in 1996. This decrease was a direct result of improved cash management efforts which lowered average bank borrowings in 1996 by $13.4 million compared to 1995. During 1996 and 1995, the Company expensed $2.6 million and $1.6 million, respectively, related to the amortization of costs associated with re-negotiating and securing its credit facilities.

In 1996, the Company recorded net income of $1.9 million, or $1.00 per share. This compares to a net loss in 1995 of $2.3 million, or $1.19 per share.


Comparison of 1995 and 1994:

The Company realigned several of its operations both in the U.S. and internationally in 1994. The result of this realignment was to define two operational reporting units; U.S. and International. Whereas in the past, U.S. operations were divided into two groups - Engineering and Environmental, in 1995 they were combined into a single unit. The International Group remains an individual unit. Together, the U.S. and International operations comprise the Company's consolidated results discussed below.

Consolidated net fees of $314.9 million in 1995 showed little change over 1994 consolidated net fees of $314.1 million. While this change was not significant, the components of the increase indicated greater growth in international operations. The U.S. Group net fees decreased by 7.5% from $232.9 million in 1994 to $215.4 million in 1995. In 1995, work related to the January 1994 California earthquake was completed, resulting in a $10 million decline in fees on this single project compared to 1994.

The International Group's net fees increased by $18.3 million or 22.5% from $81.2 million in 1994 to $99.5 million in 1995. A portion of this increase of International net fees is due to the increase in the average value of the dollar of 1.6% in 1995 compared to the average value of the dollar in 1994. Also included in 1995 are approximately $12.4 million in net fees from HKS, a South African engineering consulting firm which was acquired during 1994, while 1994 included approximately $4.0 million in net fees from HKS. The remainder of the increase was due to the addition of several large projects and overall strength in the European markets where the Company operates.

The U.S. Group's gross profit margin was unchanged from 1994 to 1995, remaining at 65.3%. The International Group's gross profit margin increased slightly from 50.1% in 1994 to 50.5% in 1995 highlighting the growth and effectiveness of the International Group. The combined effect of the U.S. and International Groups was that the Company's gross profit margin decreased slightly to 60.7% for 1995 from 61.3% for 1994. This decrease was due to the growth of the International Group which earned a lower gross profit margin on its longer term projects.

Indirect costs and expenses were $183.6 million in 1995 compared to $199.8 million in 1994. This decrease of $16.2 million, or 8.1%, reflected the Company's efforts during 1994 to realign and consolidate selected operations, both in the U.S. and internationally. The Company continued this strategy of realignment and consolidation during 1995. As a result, the Company recorded $2.5 million in lease termination costs and expected sublease shortfalls, approximately $.8 million in severance and related costs, and $1.5 million in charges to reduce investments to estimated net realizable value.

Interest expense increased from $4.8 million in 1994 to $6.0 million in 1995. The increase was primarily related to higher interest rates on the Company's bank debt. During 1995, the Company also recorded a $1.6 million charge related to the amortization of costs associated with renegotiating the 1995 Facilities.

In 1995, the Company recorded a net loss of $2.3 million, or $1.19 per share. This compares to a net loss of $11.5 million for 1994, or $5.32 per share.

Currency Translation

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' economic environments by utilizing a combination of current, average, and historic exchange rates, with translation impacts being included in income. The foreign subsidiaries' functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing current and average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant in 1996, 1995, or 1994. The translation of the Company's foreign subsidiaries' in 1996 resulted in a $0.4 million change in the Foreign Currency Translation Adjustment component of shareholders' equity. This change highlighted the relative stability of the dollar compared primarily to the pound sterling in 1996.

Income Taxes

For information regarding the effects of income taxes on the results of operations of the Company, see Notes 1 and 7 of the Notes to Consolidated Financial Statements included elsewhere in this Report and "Liquidity and Capital Resources".

Debt and Short-Term Borrowings

The Company reported debt and short-term borrowings of $45.3 million at December 31, 1996, compared to $52.4 million at the end of 1995. This debt reduction of $7.1 million was achieved by a return to profitability ($1.9 million net income for 1996), non-cash expenses included in net income less than capital expenditures, and improved working capital management. Debt and short-term borrowings as a percentage of total capitalization amounted to 72% at December 31, 1996 compared to 77% at December 31, 1995. At December 31, 1995, the Company was not in compliance with all of the restrictive covenants in the 1995 Facilities. The Company had previously begun to renegotiate its bank credit facilities. On March 8, 1996, the Company received a waiver from its banks for the restrictive covenant violations. On April 30, 1996 the Company received from its banks a 10-day extension of the 1995 Facilities.

On May 10, 1996, the Company received a Commitment from its banks to modify and extend its credit facilities to January 15, 1997 (the "1996 Facilities"). See
Note 3 to the Consolidated Financial Statements. The 1996 Facilities were secured by substantially all assets of the Company and substantially all stock of its subsidiaries. The Company was in compliance with all financial covenants with respect to the 1996 Facilities as of December 31, 1996. See also "Liquidity and Capital Resources."

On February 7 ,1997, the Company amended and restated its current credit facilities (the "1997 Facilities") with an extension to February 6, 1998. The 1997 Facilities include certain restrictions relating to, among other things, maintaining debt within approved limits, limitations on capital expenditures and share repurchases, achievement of certain fixed charge and interest coverage ratios, and other financial covenants, and are secured by substantially all assets of the Company and substantially all stock of its subsidiaries.

Cash Provided by Operations

Although cash provided by operations in 1996 of $15.0 million was virtually unchanged from $14.9 million in 1995, the Company made cash payments of $4.1 million in 1996 for deferred taxes from prior years as a result of changing from cash to accrual basis for tax reporting. The Company also realized improved cash flow in 1996 from profitable operations ($1.9 million net income versus $2.3 million net loss in 1995) and better working capital management ($4.6 million provided in 1996 versus $2.5 million provided in 1995). In 1995, cash provided from operations benefited from a level of certain non-cash charges ($6.1 million) which was higher than 1996 ($0.9 million).

Capital Expenditures

The Company's operations are primarily dependent upon professional services and as such are not capital intensive. The Company invested $4.0 million in capital spending in 1996. This amount compares to $6.8 million in 1995 and $9.4 million in 1994. During 1994, the Company began installing a new project and financial accounting system and also upgraded some other computers and related equipment, thus causing the relatively high capital expenditures in 1994. In order to continue to enhance productivity and potentially increase earnings, the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. In 1995, the Company neared completion of the installation of the new project and financial accounting system and continued to upgrade existing computer equipment. The Company was required by the 1996 Facilities to limit capital spending to $6.0 million in 1996, and is required by the 1997 Facilities to limit such spending to approximately $9.6 million in 1997. The Company has no other material commitments for purchases of additional equipment.

Dividends

Dividends were prohibited by the 1995 and 1996 credit facilities and continue to be prohibited under the 1997 credit facilities.

Liquidity and Capital Resources

Prior to 1995, certain of the Company's subsidiaries filed their federal income tax returns on the cash basis of accounting. Effective beginning January 1, 1995, these subsidiaries changed their method of accounting from the cash to the accrual method for federal income tax purposes. Accordingly, previously deferred income of approximately $47 million at January 1, 1995 was included in taxable income over a four year period beginning in 1995, resulting in an accelerated tax liability of $16 million. The Company made income tax payments of approximately $ 4.1 million in 1996 related to this change in income tax accounting and is required to make the remaining payments by the fourth quarter of 1998.

The Company believes that its cash provided by operations and borrowings available under the 1997 Facilities will be sufficient to meet its base operating requirements, capital expenditures, and tax payment obligations through December 31, 1997. The Company's ability to fund growth, other than at minimum levels, will depend on continued profitability and continued focus on working capital management, primarily in the areas of accounts receivable and work in progress. The Company believes that a moderate shortfall in operating profits could be offset by more vigorous accounts receivable collection efforts
and reductions in discretionary capital spending.   Management believes that the
Company's operating performance is improving, thus reducing the likelihood of both operating profit and working capital management falling below acceptable levels.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the Company Common Stock fund under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions.

Subsequent Events

In the second quarter of 1996, the Company engaged Alex. Brown & Sons Incorporated ("Alex. Brown") to provide investment banking and financial advisory services, to analyze the Company's capital structure and to evaluate both debt and equity options which would be consistent with the Company's strategic objectives and existing market conditions. A special committee of the Board of Directors was formed to receive, review, and recommend appropriate action to the full Board, based upon the findings and recommendations of Alex. Brown.

The Company completed a refinancing of the 1996 Facilities on February 7, 1997. The 1997 Facilities in addition to customary restrictions normally contained in credit facilities of this type, also included certain restrictions relating to, among other things, maintaining debt within approved limits, limitations on capital spending and share repurchases, and achievement of certain financial ratios. The 1997 Facilities are secured by substantially all the assets of the Company and substantially all the stock of the Company's subsidiaries.

On March 14, 1997, the Board of Directors approved a transaction whereby the Company would issue to Virgil R. Williams and James M. Williams for an aggregate of $10 million in cash, equity securities consisting of 8% redeemable preferred stock, (redeemable on or after the seventh anniversary of issuance) together with separate warrants exercisable for a period of 12 years and representing 33% of the Common Stock outstanding, plus options to acquire up to 900,000 shares of Common Stock through December 31, 2006. The closing of this transaction is conditioned upon shareholder approval and other customary conditions.


On February 14, 1997, the Board of Directors approved a curtailment in the U.S. defined benefit pension plan effective March 28, 1997. No further employees will become eligible to participate in the plan and no additional benefits will accrue to vested participants after March 28, 1997.

Forward Looking Statements

The above statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Market for the Registrant's Common Stock and Related Shareholder Matters" and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the construction sector in particular, competitive factors, including price pressures, the ability to control internal costs that are not passed on to the Company's clients, the ability to manage cash flow and working capital, the likelihood that the Williams transaction will be successfully completed, the ability to obtain longer term financing on acceptable terms to support the Company's operations and other factors referenced elsewhere herein.

Effect of Inflation

General economic inflation had the effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company commence at page F- 1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained with respect to Directors and Executive Officers of the Company in the Company's definitive proxy statement is incorporated herein by reference in response to this item.


ITEM 11 - MANAGEMENT COMPENSATION

The information contained with respect to Management Compensation in the Company's definitive proxy statement, is incorporated herein by reference in response to this item.


ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information contained with respect to Security Ownership of Certain Beneficial Owners and Management in the Company's definitive proxy statement, is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained with respect to Certain Relationships and Related Transactions in the Company's definitive proxy statement, is incorporated herein by reference in response to this item.

ITEM 14 -   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
            REPORTS ON FORM 8-K

       (a)  List of Financial Statements and Financial Statement Schedule

            The following consolidated financial statements of Law Companies Group, Inc. and subsidiaries are included herein commencing on page F- 1:

            Financial Statements:

            Report of Independent Auditors
            Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996
            Consolidated Balance Sheets as of December 31, 1996 and 1995
            Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996
            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996
            Notes to Consolidated Financial Statements

            Supplemental Financial Schedule:

            Schedule II - Valuation and Qualifying Accounts
            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       (b)  Reports on Form 8-K:

            On October 30, 1996, the Company filed a Form 8-K containing information relating to a preliminary agreement to merge with Professional Services Industries, Inc. ("PSI"), a Delaware corporation controlled by Bain Capital, Inc. On January 3, 1997, the Company filed a Form 8-K regarding the discontinuance of all discussions with PSI regarding a merger.

       (c)  Exhibits

       2.01 Agreement for sale and purchase of all the issued shares of Chulsavale Limited, Gablelane Limited, Grashurst Limited, Gibb Petermuller & Partners (Cyprus) Limited and Gibb Overseas Limited, dated July 26, 1989 (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

       2.02 Agreement for sale and purchase of the business of Sir Alexander Gibb & Partners and related assets and companies, dated August 18, 1989 (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      2.03 Agreement for purchase of Gibb Africa International Limited and grant of options relating to certain Cypriot and African firms, dated August 18, 1989 (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      2.04 Agreement for sale and purchase of the partnership of Gibb Petermuller & Partners O.E., dated August 18, 1989. (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      2.05 Redemption Agreement dated August 31, 1995 by and between Material Analytical Services, Inc. and Law Engineering, Inc. (Incorporated by reference to Form 10-K filed June 11, 1996 File No. 0-19239).

      2.06 Asset Purchase Agreement between IAM/Environmental, Inc. and Philip Environmental Services Corporation dated July 11, 1996.

      2.07  Stock Purchase Agreement between Law Companies Group, Inc. and Roy
            G. Dispasquale, Jeffrey A. Stocks, John M. Jazesf and E. Bradford Clark dated July 10, 1996.

      3.01 Third Restated Articles of Incorporation of the Company, as amended through February 21, 1996. (Incorporated by reference to Form 10-K filed June 11, 1996 File No. 0-19239).

      3.02  Bylaws of the Company, as amended through October, 1996.

      4.01 Form Of Stockholders' Agreement between the Company and each shareholder (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      10.01 Annual Executive Incentive Compensation Plan (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      10.02 Law Companies Group, Inc. 1990 Stock Option Plan, as amended (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      10.03 Law Companies Group, Inc. Employee Stock Ownership Plan (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      10.04 The Law Companies Group, Inc. 401(k) Savings Plan, as amended. (Incorporated by reference to Form 10-K filed June 11, 1996 File No. 0-19239).

      10.05 Pension Plan, as amended, for Employees of Law Companies Group, Inc. and Adopting Subsidiaries, as amended and restated effective January 1, 1976 (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      10.06 Employee Stock Purchase Plan, as amended (Incorporated by reference to Form 10-K filed April, 1994, File No. 0-19239).

      10.07 Variable Compensation Plan (Incorporated by reference to Form 10-K filed April, 1994, File No. 0-19239).

      10.08 Revolving Credit and Term Loan Agreement dated October 8, 1993, between the Company and Trust Company Bank (Incorporated by reference to Form 10-K filed April, 1994, File No. 0-19239).

     10.09 Facility Letter, dated October 1993, between Barclays Bank PLC and Sir Alexander Gibb & Partners Limited (Incorporated by reference to Form 10-K filed April, 1994, File No. 0-19239).

     10.10 Forbearance Agreement dated March 14, 1995 as amended on April 17, 1995, May 10, 1995, and June 21, 1995 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

     10.11 Commitment Letter dated June 15, 1995 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

     10.12 Settlement agreement between the Company and R.K. Sehgal dated November 29, 1994 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

     10.13 Consulting agreement between the Company and R.K. Sehgal dated December 1, 1994 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

     10.14 Agreement between the Company and Walter T. Kiser dated May 21, 1993 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

     10.15 Agreement between the Company and Richard G. Rosselot dated December 21, 1994 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

     10.16 Amended and Restated Revolving Credit Agreement dated as of October 11, 1995 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky and SouthTrust Bank of Georgia, N.A. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.17 Amended and Restated Reimbursement and Guaranty Agreement dated as of October 11, 1995 by and among the Company and SunTrust Bank, Atlanta. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.18 Facility Agreement dated as of October 11, 1995 by and among Sir Alexander Gibb & Partners Limited, the Company and Barclays Bank PLC. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.19 Waiver Letter dated January 12, 1996 by and among the Company and SunTrust Bank, Atlanta. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.20 Waiver Letter dated March 8, 1996 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky, SouthTrust Bank of Georgia, N.A. and Barclays Bank PLC. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.21 Extension Agreement dated April 30, 1996 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky and SouthTrust Bank of Georgia N.A. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.22 Extension Agreement dated April 30, 1996 by and among the Company and Barclays Bank PLC. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No.0-19239).

     10.23 Second Extension Agreement dated May 10, 1996 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky and SouthTrust Bank of Georgia N.A. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.24 Second Extension Agreement dated May 10, 1996 by and among the Company and Barclays Bank PLC. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.25 Extension of existing Credit Facilities dated May 10, 1996 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky, SouthTrust Bank of Georgia N.A. and Barclays Bank PLC. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.26 Employment Agreement dated September 1, 1995 between the Company and Bruce C. Coles. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.27 Employment Agreement dated January 10, 1996 between the Company and Robert B. Fooshee. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.28 Employment Agreement dated December 12, 1995 between the Company and James I. Dangar. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.29 Employment Agreement dated January 10, 1996 between the Company and Robert S. Gnuse. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No.0-19239).

     10.30 Second Amended and Restated Revolving Credit Agreement dated as of February 7, 1997 by and among the Company, SunTrust Bank, Atlanta and National Bank of Canada.

     10.31 Amended and Restated Revolving Credit A Note dated December 24, 1996 by and among SunTrust Bank, Atlanta, National Bank of Canada and Barclays Bank PLC.

     10.32 Facility Agreement dated February 7, 1997 by and among the Company and Barclays Bank PLC.

     10.33 Commitment and Term Sheet dated December 24, 1996 by and among the Company and SunTrust Bank.

     10.34 First Amendment to Waiver Agreement dated December 24, 1996 by and among the Company and SouthTrust Bank of Georgia, N.A.

     10.35 Assignment and Acceptance Agreement dated December 24, 1996 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky and SouthTrust Bank Of Georgia, N.A.

     10.36 Assignment and Acceptance Agreement dated December 24, 1996 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky and SouthTrust Bank of Georgia, N.A.

     10.37 Joinder to Intercreditor Agreement dated December 24, 1996 by and among National Bank of Canada, SunTrust Bank, Atlanta and Barclays Bank PLC.

     10.38 Second Amendment to the Law Companies Group, Inc. Pension Plan as Amended and Restated dated February 14, 1997.

     10.39 First Amendment to the Law Companies Group, Inc. 401(k) Savings Plan dated May 10, 1996.

     10.40 Second Amendment to the Law Companies Group, Inc. 401(k) Savings Plan dated August 14, 1996.

     10.41 Third Amendment to the Law Companies Group, Inc. 401(k) Saving Plan dated December 21, 1996.

     10.42 Fourth Amendment to the Law Companies Group, Inc. 401(k) Savings Plan dated February 14, 1997.

     11.01  Computation of Earnings Per Share.

     21.01  Subsidiaries of the Company.

     23.01  Consent of Ernst & Young LLP.

     27.00  Financial Data Schedule.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LAW COMPANIES GROUP, INC.


Date:  March 25, 1997             By: /s/ Bruce C. Coles
                                      ------------------------------
                                      Bruce C. Coles
                                      Chairman of the Board of Directors,
                                      Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                                 Title                          Date
-------------------------        --------------------------------------   -----------------
/s/ Peter D. Brettell            Director                                   March 25, 1997
-------------------------                                                   --------
Peter D. Brettell

/s/ Geoffrey J. Brice            Director                                   March 25, 1997
-------------------------                                                   --------
Geoffrey J. Brice

/s/ Bruce C. Coles               Chairman of the Board of Directors,        March 25, 1997
-------------------------        Chief Executive Officer, and President
Bruce C. Coles

                                 Director                                   ________, 1997
-------------------------
James I. Dangar

/s/ Robert B. Fooshee            Director, Chief Financial Officer,         March 25, 1997
-------------------------        and Treasurer
Robert B. Fooshee

                                 Director                                   ________, 1997
-------------------------
Walter T. Kiser

/s/ Fredrick J. Krishon          Director                                   March 25, 1997
-------------------------                                                   --------
Frederick J. Krishon

/s/ Frank B. Lockridge           Director                                   March 25, 1997
-------------------------
Frank B. Lockridge

/s/ Steven Muller                Director                                   March 25, 1997
-------------------------
Steven Muller

/s/ Clay E. Sams                 Director                                   March 25, 1997
-------------------------
Clay E. Sams


       Signature                                  Title                          Date
-------------------------        --------------------------------------   -----------------

/s/ Kendall H. Sherrill          Corporate Controller                        March 25, 1997
-------------------------
Kendall H. Sherrill

/s/ John Y. Williams             Director                                    March 25, 1997
-------------------------
John Y. Williams

                                 Director                                    ________, 1997
-------------------------
Andrew J. Young

/s/ Clarence D. Zimmerman        Director                                    March 25, 1997
-------------------------
Clarence D. Zimmerman

ITEM 14(a) FINANCIAL STATEMENTS


                            Law Companies Group, Inc.

                    Consolidated Audited Financial Statements

                 For the years ended December 31, 1996 and 1995




                                    Contents

Report of Independent Auditors......................................................1

Consolidated Audited Financial Statements

Consolidated Balance Sheets.........................................................2
Consolidated Statements of Operations...............................................4
Consolidated Statements of Shareholders' Equity ....................................5
Consolidated Statements of Cash Flows...............................................6
Notes to Consolidated Financial Statements..........................................7

                        Report of Independent Auditors

The Board of Directors and Shareholders
Law Companies Group, Inc.

We have audited the accompanying consolidated balance sheets of Law Companies Group, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Law Companies Group, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

 March 14, 1997

                            Law Companies Group, Inc.

                           Consolidated Balance Sheets

                                                                                 December 31
                                                           ------------------------------------------------------
                                                                      1996                         1995
                                                           ------------------------------------------------------
                                                             (In thousands of dollars, except per share amounts)
Assets
Current assets:
   Cash and cash equivalents                                    $  8,097                        $  4,913
   Billed fees receivable, less allowance for doubtful
      accounts of $4,465 in 1996 and $4,387 in 1995               57,015                          58,399
   Unbilled work in progress                                      29,961                          32,863
   Other receivables                                                 805                           1,970
   Employee advances                                                 586                             560
   Prepaid expenses                                                2,599                           2,626
   Deferred income taxes                                             200                           1,616
                                                           ------------------------------------------------------
Total current assets                                              99,263                         102,947


Property and equipment:
   Land and buildings                                              8,448                           8,589
   Equipment                                                      34,656                          34,621
   Furniture and fixtures                                         12,329                          14,028
   Automobiles                                                     3,674                           4,345
   Leasehold improvements                                          3,792                           4,258
                                                           ------------------------------------------------------
                                                                  62,899                          65,841
   Less:  Accumulated depreciation and amortization               40,263                          39,786
                                                           ------------------------------------------------------
                                                                  22,636                          26,055

Other assets:
   Equity investments                                              1,313                           1,402
   Goodwill, net of accumulated amortization of
      $3,499 in 1996 and $2,915 in 1995                           14,136                          13,938
   Other assets                                                    1,349                           3,962
                                                           ------------------------------------------------------
                                                                  16,798                          19,302
                                                           ------------------------------------------------------
Total assets                                                    $138,697                        $148,304
                                                           ======================================================

                                                                                 December 31
                                                           ------------------------------------------------------
                                                                      1996                         1995
                                                           ------------------------------------------------------
                                                             (In thousands of dollars, except per share amounts)
Liabilities and shareholders' equity
Current liabilities:
   Short-term borrowings                                              $         240               $       1,201
   Accounts payable                                                          18,383                      20,855
   Billings in excess of costs and fees earned on contracts in
      progress                                                               14,771                       9,515
   Accrued payroll and other employee benefits                               11,584                       9,455
   Accrued professional liability reserve                                     4,367                       6,349
   Other accrued expenses                                                    14,194                      17,248
   Income taxes payable                                                       5,059                       4,181
   Current portion of long-term debt                                          2,206                       3,759
                                                           ------------------------------------------------------
Total current liabilities                                                    70,804                      72,563

Long-term debt                                                               42,847                      47,463

Deferred income taxes                                                         6,363                      10,948

Minority interest in equity of subsidiaries                                   1,093                       1,504

Shareholders' equity:
   Class A common stock - $10 par value; stated at $1.00;
    authorized: 5,000,000 shares; issued and outstanding:
    0 shares in 1996, and 1,533,106 shares in 1995                                0                       1,533
   Common stock - $1 par value; authorized:  10,000,000
    shares; issued and outstanding:  1,905,422 shares in
    1996, and 361,266 shares in 1995                                          1,905                         361
   Additional paid in capital                                                15,063                      14,823
   Retained earnings                                                          5,683                       3,794
   Foreign currency translation adjustment                                   (5,061)                     (4,685)
                                                           ------------------------------------------------------
Total shareholders' equity                                                   17,590                      15,826
                                                           ------------------------------------------------------
Total liabilities and shareholders' equity                            $     138,697               $     148,304
                                                           ======================================================

See accompanying notes.

                           Law Companies Group, Inc.

                     Consolidated Statements of Operations

                                                                             Year ended December 31
                                                                    1996                   1995                   1994
                                                    -------------------------------------------------------------------------
                                                               (In thousands of dollars, except per share amounts)
Gross fees                                                     $ 323,179              $ 368,417              $ 361,653
Less:  Cost of outside services                                   36,897                 53,544                 47,551
                                                    -------------------------------------------------------------------------
Net fees                                                         286,282                314,873                314,102

Direct costs and expenses:
   Payroll                                                        83,109                 90,315                 88,445
   Job related expenses                                           33,402                 33,579                 33,025
                                                    -------------------------------------------------------------------------
Gross profit                                                     169,771                190,979                192,632

Indirect costs and expenses:
   Payroll                                                        61,527                 70,364                 74,308
   Other expenses                                                 96,570                113,270                125,466
                                                    -------------------------------------------------------------------------
Operating income (loss)                                           11,674                  7,345                 (7,142)
Other income (expense):
   Interest expense                                               (4,715)                (6,038)                (4,825)
   Deferred financing costs                                       (2,553)                (1,568)                   (68)
   Other income (expense)                                             12                   (723)                  (802)
                                                    -------------------------------------------------------------------------
Income (loss) before income taxes,
   minority interests, and equity
   investments                                                     4,418                   (984)               (12,837)
Income tax benefit (provision)                                    (2,615)                (1,027)                 1,519
Minority interests                                                     0                    (86)                   (58)
Equity investments                                                   107                   (169)                   (88)
                                                    =========================================================================
Net income (loss)                                              $   1,910              $  (2,266)             $ (11,464)
                                                    =========================================================================
Net income (loss) per common share                             $    1.00              $   (1.19)             $   (5.32)
                                                    =========================================================================
Weighted average shares outstanding                                1,907                  1,903                  2,156
                                                    =========================================================================

See accompanying notes.

ITEM 14(a) Financial Statements

                           Law Companies Group, Inc.

                Consolidated Statements of Shareholders' Equity

                                                                                                           Foreign
                                                    Class A                  Additional                    Currency       Total
                                                    Common      Common        Paid in      Retained       Translation  Shareholders'
                                                    Stock        Stock        Capital      Earnings       Adjustment      Equity
                                                   --------------------------------------------------------------------------------
                                                                   (In thousands of dollars, except share amounts)

Balance at December 31, 1993                       $ 1,862      $  324       $ 13,636     $ 28,087       $ (5,146)     $ 38,763
 Net loss for 1994                                       -           -              -      (11,464)             -       (11,464)
 Cash dividends paid ($.26 per share)                    -           -              -         (563)             -          (563)
 Conversion of 150,540 shares of Class A stock
  to common stock                                     (151)        151              -            -              -             -
 Repurchase and retirement of shares (88,089
  shares of Class A stock and 243,970 of
  common stock)                                        (88)       (244)        (2,072)      (7,528)             -        (9,932)
 Issuance of 47,535 shares of common stock               -          47          1,584            -              -         1,631
 Stock options exercised (as to 29,000 shares)           -          29            520            -              -           549
 Foreign currency translation adjustment                 -           -              -            -            391           391
                                                   --------------------------------------------------------------------------------
Balance at December 31, 1994                         1,623         307         13,668        8,532         (4,755)       19,375
 Net loss for 1995                                       -           -              -       (2,266)             -        (2,266)
 Conversion of 78,210 shares of Class A stock
  to common stock                                      (78)         78              -            -              -             -
 Repurchase and retirement of shares (12,215
  shares of Class A stock and 136,960 of
  common stock)                                        (12)       (137)        (1,056)      (2,472)             -        (3,677)
 Issuance of 113,326 shares of common stock              -         113          2,211            -              -         2,324
 Foreign currency translation adjustment                 -           -              -            -             70            70
                                                   --------------------------------------------------------------------------------
Balance at December 31, 1995                         1,533         361         14,823        3,794         (4,685)       15,826
 Net income for 1996                                     -           -              -        1,910              -         1,910
 Conversion of 1,533,106 shares of Class A stock
  to common stock                                   (1,533)      1,533              -            -              -             -
 Repurchase and retirement of 7,804 shares
  of common stock                                        -          (8)           (60)         (21)             -           (89)
 Issuance of 18,854 shares of common stock               -          19            300            -              -           319
 Foreign currency translation adjustment                 -           -              -            -           (376)         (376)
                                                   --------------------------------------------------------------------------------
Balance at December 31, 1996                       $     0      $1,905       $ 15,063     $  5,683       $ (5,061)     $ 17,590
                                                   ================================================================================


See accompanying notes.

                           Law Companies Group, Inc.

                     Consolidated Statements of Cash Flows

                                                                                            Year ended December 31
                                                                            ---------------------------------------------------
                                                                                    1996             1995             1994
                                                                            ---------------------------------------------------
                                                                                           (In thousands of dollars)
Operating activities
Net income (loss)                                                           $       1,910   $      (2,266)  $     (11,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                 7,744           8,837          10,404
      Financing costs amortization                                                  2,553           1,568              68
      Provision for losses on receivables                                             683           1,672           1,844
      Benefit from deferred income taxes                                           (3,169)         (3,493)         (2,423)
      Provision for losses on investments                                               0           1,458           3,672
      Provision for losses on claims                                                  919           1,885           3,689
      Provision for other non-cash expenses                                             0           2,750           4,322
      Undistributed (earnings) loss from equity investments                          (107)            169              88
      Minority interest in income of subsidiaries                                       0              86              58
      (Gain) loss on disposal of property and equipment                              (161)           (306)            823

Changes in operating assets and liabilities, net of effects of business acquisitions:
      Billed fees receivable                                                        1,473           8,590          (4,498)
      Unbilled work in progress                                                     2,734          (8,335)         (4,316)
      Other current assets                                                          2,322           1,397           1,860
      Accounts payable and accrued expenses                                        (6,686)           (399)          9,323
      Billings in excess of costs and fees earned on contracts in progress          4,744           1,243          (1,071)
                                                                            ---------------------------------------------------
      Net cash provided by operating activities                                    14,959          14,856          12,379

Investing activities
Business acquisitions, net of cash acquired                                             0          (1,191)           (838)
Purchases of property and equipment                                                (3,992)         (6,829)         (9,374)
Proceeds from disposal of property and equipment                                      494           2,376           1,487
Other, net                                                                           (195)            (11)            418
                                                                            ---------------------------------------------------
Net cash (used) in investing activities                                            (3,693)         (5,655)         (8,307)

Financing activities
Net (payments) proceeds on short-term borrowings                                     (855)            653            (395)
Net (payments) on revolving line of credit and long-term borrowings                (6,573)        (10,422)         (4,819)
Deferred financing costs                                                             (921)         (3,216)              0
Dividends paid                                                                          0               0            (563)
Issuance of common stock                                                              319           2,124           2,180
Repurchase and retirement of shares                                                   (89)           (254)         (5,039)
                                                                            ---------------------------------------------------
Net cash (used) by financing activities                                            (8,119)        (11,115)         (8,636)

Effect of exchange rate changes on cash                                                37              11             218
                                                                            ---------------------------------------------------
Increase (decrease) in cash and cash equivalents                                    3,184          (1,903)         (4,346)
Cash and cash equivalents at beginning of year                                      4,913           6,816          11,162
                                                                            ---------------------------------------------------
Cash and cash equivalents at end of year                                        $   8,097       $   4,913      $    6,816
                                                                            ===================================================

See accompanying notes.

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements

                               December 31, 1996
                           (In thousands of dollars)

1. Accounting Policies

Description of Business

Law Companies Group, Inc. and its subsidiaries (collectively, the Company) provide comprehensive environmental and specialized engineering consulting services to governmental, commercial and industrial entities. During 1996, 1995 and 1994, the Company derived approximately 10%, 11% and 10%, respectively, of gross fees from various agencies of the United States Government.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Fees from professional service contracts are recognized as the services are rendered and direct costs are incurred. Fees on long-term contracts are recognized using the percentage of completion method on technical units of production or labor hours as well as the portion of the total contract price that the costs expended to date bear to the anticipated final costs, based on current estimates of costs to complete. Estimates of losses on contracts are recognized when information indicating the loss becomes known. Fees earned on contracts in progress in excess of billings are included in current assets. Amounts billed in excess of fees earned on contracts in progress are included in current liabilities.

Consolidated Statements of Cash Flows

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)


Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided over estimated useful lives using both straight-line and accelerated methods. Useful lives range as follows: buildings 40 years; equipment 3-6 years; furniture and fixtures 5-10 years; automobiles 3-6 years; and leasehold improvements utilizing the shorter of the lease term or the remaining useful life of the asset. Depreciation and amortization expense was $7,165, $8,050, and $8,236 in 1996, 1995, and 1994, respectively.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws that will be in effect when the differences are expected to reverse.

Other Assets

Goodwill, representing amounts paid in excess of the fair values of the net assets acquired in acquisition transactions, is amortized using the straight-line method over periods of 10-40 years.

Included in Other assets are other intangible assets, primarily debt financing costs and trademarks, which are amortized on a straight-line basis over the terms of the related agreement. Accumulated amortization approximated $4,755 and $1,955 at December 31, 1996 and 1995 respectively.

The Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), on January 1, 1996. The adoption of SFAS 121 did not have any effect on the financial statements.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. (See Note 6.)

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents, if dilutive, outstanding during each year.

Reclassification

Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)


2. Acquisitions

On August 1, 1994, the Company acquired Hill Kaplan Scott, Inc. (HKS), an engineering consulting firm in Cape Town, South Africa for a purchase price of approximately $4,200, net of approximately $500 cash acquired. The purchase price consisted of $1,700 in cash, 37,040 shares of preferred stock in a wholly-owned subsidiary of the Company valued at approximately $1,300, and a note for $1,200 which was paid in March 1995. The stock issued in this transaction is included in minority interest in equity of subsidiaries in the accompanying consolidated balance sheet. The acquisition has been recorded using the purchase method of accounting and is not significant to the Company's results of operations for the year ended December 31, 1994.

3. Debt

                                                                              December 31
                                                                   ------------------------------
                                                                          1996           1995
                                                                   ------------------------------
   Revolving lines of credit:
    United States, interest at prime rate plus 2.5% (10.75% at
      December 31, 1996)                                                $22,539        $29,800
    International, interest at local prime rate plus
      associated costs (generally 10.375% at December 31, 1996)           4,947          6,108
   Notes payable to former shareholders, bearing interest at
      prime, 8%, and 8.5%                                                13,065         13,843
   Note payable, interest at 7.5%                                         3,076             --
   Various notes payable, bearing interest at rates ranging from
      5.4% to 17.5% due in installments through the year 2001             1,426          1,471
                                                                   ------------------------------
                                                                         45,053         51,222
   Less:  Current portion                                                 2,206          3,759
                                                                   ------------------------------
                                                                        $42,847        $47,463
                                                                   ==============================

At December 31, 1996, the Company had provided guarantees of $3,347 under United States letters of credit and $8,907 under international bonds, guarantees, and indemnities. In addition, the Company has guaranteed approximately $3,515 of a lessor's indebtedness to one of the Company's banks for a facility the Company occupies under an operating lease.

On February 7, 1997, the Company obtained an amendment to its credit facilities from its banks, extending the maturity date through February 6, 1998. The terms and conditions are as follows:

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)


Amended Credit Facilities (1)
-----------------------------
                                                 Maximum
Nature                                           Amount (4)         Interest Rate (6)            Expiration Date (8)
------                                           ----------         -----------------            -------------------
Revolving Line of Credit (2)                     $ 40,000           Prime + 0% to 1.5%           February 6, 1998
Revolving Line of Credit (2)               (pound)  4,500 (5)       LIBOR + 2.0% to 3.5%         February 6, 1998
Letters of Credit sub-facility (3)               $  5,000           1.0% to 1.5% Per Annum       February 6, 1998
Bonds, Guarantees, and
 Indemnities                               (pound)  6,000 (5)                 (7)                February 6, 1998

1) Fees of 1% of the total commitment amount of these amended credit facilities are payable upon closing. Additionally, a commitment fee of 0.25% to 0.5% is payable on the average daily unused amounts of the amended credit facilities.
2) Amounts shown are maximum amounts available. The pounds sterling facility will be reduced by $100 per month beginning in July 1997.
3) Letters of credit can be issued under a sub-facility of the domestic facility and reduce, on a dollar-for-dollar basis, amounts available for revolving line of credit borrowing.
4) Amounts available under the amended credit facilities will be subject to a borrowing base limitation based upon the Company's billed fees receivable and unbilled work in progress, measured on a monthly basis.
5) Denominated in pounds sterling.
6) Prime rate is the lending agent's prime rate; LIBOR is the London Inter-Bank Offering Rate. The facilities bear interest based upon a specified debt coverage ratio.
7) Fees are 2.5% per annum on first (pound)50; 2.0% per annum on the next (pound)200; and 1.75% per annum on the remainder.
8) The amended credit facilities may be extended by the banks for up to two additional years.

The amended credit facilities, including the Company's guarantee of $1,023 of shareholder loans made by a bank (as discussed in Note 8), are collateralized and secured by substantially all assets of the Company and substantially all the stock of its subsidiaries.

The revised credit facilities contain certain restrictions relating to, among other things: maintaining debt within approved limits; a minimum specified net worth; limitations on capital expenditures; minimum earnings before interest, taxes, depreciation and amortization; and achieving certain ratios (fixed charge, debt to total capitalization, interest coverage and debt to earnings before interest, taxes, depreciation and amortization.) In addition, cash dividends are prohibited. The repurchase of shares for cash or notes is restricted and no payments are permitted on existing or future notes payable to shareholders as long as any amounts remain outstanding to the banks. Accordingly, these notes payable have been classified as long-term debt in the financial statements. The Company believes that the fair value of financial instruments approximates carrying value.

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)



Future maturities of long-term debt, after giving effect to the revised credit facilities, are as follows:


               1997                                       $ 2,206
               1998                                        36,751
               1999                                         2,771
               2000                                         1,861
               2001                                         1,223
               Thereafter                                     241
                                                       -----------
                                                          $45,053
                                                       ===========

Interest payments totaled $5,212, $5,943 and $4,605 in 1996, 1995 and 1994, respectively.

4. Leases

The Company leases certain office space, equipment, automobiles, and furniture under noncancellable operating leases. The following is a schedule of future minimum lease payments required under those leases which have initial or remaining noncancellable terms of one year or more:


              1997                                        $16,084
              1998                                         13,470
              1999                                         10,637
              2000                                          7,497
              2001                                          5,809
              Thereafter                                   29,651
                                                       -----------
                                                          $83,148
                                                       ===========

Rent expense aggregated $17,079, $24,278 and $21,046 in 1996, 1995 and l994,
respectively.

5. Benefit Plans

Pension Plans

The Company has a noncontributory, defined benefit pension plan covering substantially all of its United States employees over the age of 21. The benefits are based on each eligible employee's years of service and compensation during the last ten years of employment. The Company's funding policy is to contribute amounts annually to the plan sufficient to meet minimum funding requirements as set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts, if any, as may be determined to be appropriate by the Company's Board of Directors. (See Note 12 regarding a curtailment in the defined benefit pension plan approved by the Company's Board of Directors on February 14, 1997.)

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)



Net periodic pension costs consist of the following components:

                                                                           Year ended December 31
                                           ------------------------------------------------------------------------------
                                                           1996                     1995                   1994
                                           ------------------------------------------------------------------------------
 Service cost                                        $    2,898               $    2,760             $    2,575
 Interest cost                                            2,859                    1,787                  1,517
 Actual return on plan assets                            (4,511)                  (4,073)                  (355)
 Net amortization and deferral                            2,656                    2,574                   (921)
                                           ------------------------------------------------------------------------------
                                                     $    3,902               $    3,048             $    2,816
                                           ==============================================================================

The following table sets forth the funded status and net liability recognized for the plan:

                                                                                        December 31
                                                                    ---------------------------------------------------
                                                                                    1996                     1995
                                                                    ---------------------------------------------------
 Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits of
      $29,465 in 1996 and $18,764 in 1995                                   $    (30,481)            $    (19,641)
                                                                    ===================================================
 Projected benefit obligation for service rendered to date                  $    (41,099)            $    (28,238)
 Plan assets at fair value, primarily insurance contracts, fixed
        income and equity securities                                              27,319                   22,056
                                                                    ---------------------------------------------------
 Projected benefit obligation in excess of
        plan assets                                                              (13,780)                  (6,182)
 Unrecognized prior service cost                                                  (1,855)                  (2,013)
 Unrecognized net gain                                                            11,073                    4,475
 Unrecognized net transition obligation                                             (799)                    (958)
                                                                    ---------------------------------------------------
 Net pension liability                                                      $     (5,361)            $     (4,678)
                                                                    ===================================================

Actuarial assumptions used to determine net periodic pension costs are as follows:

                                                                                               December 31
                                                                     ---------------------------------------------------------------

                                                                                1996                 1995                   1994
                                                                     ---------------------------------------------------------------

   Weighted average discount rate                                               7.8%                 8.0%                  8.0%
   Rate of increase in future compensation levels                               4.0%                 4.5%                  4.5%
   Expected long-term rate of return on plan assets                             10.0%                9.5%                  9.5%

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)



Effective January 1, 1996, the Company revised each of the assumptions used for calculation of net periodic pension cost and the projected benefit obligation to better reflect current economic and market conditions. The net effect of the changes in these assumptions, as indicated above, was to decrease net periodic pension cost by approximately $210 in 1996.

The Company also has a defined contribution savings plan which qualifies under section 401(k) of the Internal Revenue Code, covering substantially all United States employees, in which Company stock is one of several elective investment options. As of May 10, 1996, the Board of Directors of the Company decided to terminate the option of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Employees may transfer funds out of this option quarterly (transfers out are limited to 25% per quarter of the employee's balance if the employee's balance in this option is greater than $5), resulting in the sale or repurchase of stock by the Company. At December 31, 1996, the Plan holds 114,949 shares of the Company's stock with a value of $1,450.

The Company's international subsidiaries have defined contribution pension plans covering substantially all full-time employees over the age of 21. Eligible employees can elect contributory or noncontributory status, with contributions related to compensation. Expenses related to these plans aggregated $1,782 in 1996, $1,904 in 1995 and $1,718 in 1994.

Employee Stock Ownership Plan (ESOP)

Effective January 1, 1991, the Company's shareholders approved the establishment of an ESOP, to provide substantially all of the Company's full-time United States employees an additional opportunity to share in the ownership of the Company's common stock. The ESOP is intended to be a "qualified" stock bonus plan, as defined in the Internal Revenue Code. Contributions to the ESOP's trust fund are discretionary based upon the operating performance of the Company and will be used to purchase shares of Common Stock (see Note 6). The Company reserves the right to amend, modify or terminate the Plan, but in no event will any portion of the contributions made revert to the Company. No contributions were made for 1996, 1995, or 1994.

6. Shareholders' Equity

Plan of Recapitalization

Under the terms of the Company's Recapitalization Plan, all shareholders holding Class A Stock were eligible to convert their shares, on a one for one basis, into shares of newly authorized Common Stock in increments of 20% per year, commencing in 1992. During 1995 and 1994, 78,210, and 150,540 shares, respectively, of Class A Stock were so converted. All of the remaining outstanding shares of Class A Stock (1,533,106 shares) automatically converted into Common Stock on January 1, 1996.

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)


Transactions involving Common Stock are valued at fair market value, as determined by independent appraisal. Transactions involving the Class A Stock are valued at net book value as of the previous December 31, based on the Company's consolidated financial statements. On February 2, 1996, the shareholders approved an amendment to the Company's bylaws allowing for stock valuations other than annually.

Stock Option Plan

The 1990 Stock Option Plan (the "Plan") has authorized the issuance of up to 375,000 shares of Common Stock to key employees. All options granted have 10 year terms and vest and become fully exercisable at the end of 5 years of continued employment. The option price per share and the date of exercise are determined by the Compensation Committee of the Board of Directors at the time of grant. However, the option price per share may not be less than the fair market value of the Company's Common Stock on the grant date, with the options expiring ten years or less from the grant date. At December 31, 1996, options to acquire 144,250, 6,000, 45,000, 60,500 and 75,000 shares of the Company's Common Stock at $17.80, $29.63, $26.31, $16.91 and $11.64 per share, respectively, were outstanding under this Plan. At that date, 177,250 had become exercisable.

In 1995 the Company issued 9,751 shares of Restricted Stock to an executive of the Company. The restrictions require that the executive remain employed with the Company during the restriction period.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Minimum Value option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.4% and 6.5%; dividend yields of 0%; and a weighted-average expected life of the option of 7 years.

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                               1996               1995
                                          ----------------------------------
Pro forma net income (loss)                   $1,768            $(2,275)
Pro forma earnings per share:
           Primary and fully diluted          $0.93             $(1.20)


Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until December 31, 1999.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                          1996                               1995                               1994
                           -----------------------------------------------------------------------------------------------------
                                          Weighted-average                   Weighted-average                   Weighted-average
                            Options        exercise price      Options        exercise price     Options         exercise price
                           -----------------------------------------------------------------------------------------------------
Outstanding-                  274,500           $20.20          280,850           $21.04           332,100          $20.80
   beginning of year
Granted                       136,500            14.01           50,000            20.51                 -               -
Exercised                           -                -                -                -           (29,000)          18.95
Forfeited and cancelled       (80,250)           20.33          (56,350)           24.69           (22,250)          20.20
                            ---------                           -------                           --------

Outstanding-end of year       330,750           $17.61          274,500           $20.20           280,850          $21.04

Exercisable at end of year    177,250           $19.50          191,500           $19.04           176,580          $19.51

Weighted-average fair
   value of options
   granted during               $5.08                             $8.27                                 NA
   the year

Exercise prices for options outstanding as of December 31, 1996 ranged from $11.64 to $29.63. The weighted-average remaining contractual life of those options is 6.7 years.

Share Repurchases

As described in Note 5, Company Common Stock was previously an investment option in the Company's 401(k) plan. In accordance with plan provisions, 7,804 shares were repurchased during 1996 for $89 related to transfers out of this investment option.


During 1995, the Company exercised its right to repurchase shares of all employees who offered their stock for sale or employees who left the Company during 1995. As a result, the Company repurchased 2,725 shares of Class A Stock and 18,965 shares of Common Stock for total consideration of approximately $570, comprised of $254 in cash and $316 in notes payable with interest rates from prime to 8.5% over periods from two to three

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)


years. Due to violations of certain covenants in the Company's bank credit facilities, the Company was unable to repurchase additional shares during 1995.

On March 8, 1996, the Company received a waiver from its banks which permitted the Company to repurchase for cash and notes up to approximately $3.9 million of shares of Class A Stock, Common Stock, Preferred Stock in wholly-owned subsidiaries, and to pay other amounts to employees or former employees who offered their stock for sale or left the Company in 1995. As a result, for those employees, or former employees who tendered their shares to the Company in 1995, the Company recorded in 1995 the repurchase of 117,995 additional shares of Common Stock, of which 69,960 were converted from Class A Stock, 9,490 additional shares of Class A Stock, and 17,745 shares of preferred stock in wholly-owned subsidiaries for total consideration of approximately $3,107, comprised of notes payable at prime over periods from one to five years.

During 1994, the Company exercised its right to repurchase shares of all employees who offered their stock for sale. As a result, the Company repurchased 88,089 shares of Class A Stock and 243,970 shares of Common Stock for total consideration of approximately $9,932, comprised of $5,039 in cash and notes payable of $4,893 at interest rates from prime to 8.5% over periods from one month to six years. Shares repurchased included 50,104 shares of Class A Stock and 97,156 shares of Common Stock which were repurchased from executive officers and directors for approximately $4,222.

Shares repurchased with notes payable are considered non-cash financing activities for statement of cash flow purposes.

7.  Income Taxes

The provision (benefit) for income taxes is comprised of the following:

                                         1996                1995                 1994
                            --------------------------------------------------------------------
     Current:                       $    5,784          $    4,520           $      904
     Deferred:
        Current                          1,417              (3,367)              (2,872)
        Non-current                     (4,586)               (126)                 449
                            --------------------------------------------------------------------
                                    $    2,615          $    1,027           $   (1,519)
                            ====================================================================

The federal, state and foreign components of the provision (benefit) for income taxes are as follows:

                                              1996             1995             1994
                                 ---------------------------------------------------------
   Federal                               $     730        $  (1,696)       $     (810)
   State                                         7             (270)             (336)
   Foreign                                   1,878            2,993              (373)
                                 ---------------------------------------------------------
                                         $   2,615        $   1,027        $   (1,519)
                                 =========================================================

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)


The foreign provision (benefit) for income taxes is based on pre-tax earnings (losses) from foreign operations of $5,005 in 1996, $5,630 in 1995, and ($5,757) in 1994.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                              December 31
                                                                       --------------------------------------------------
                                                                                      1996                      1995
                                                                       --------------------------------------------------
Deferred tax liabilities:
   Cash basis of accounting for income tax purposes                                 $ 9,002                  $13,504
   Software capitalization                                                            2,161                    1,487
   Depreciation                                                                           0                    1,038
   Other - net                                                                        1,467                    2,056
                                                                       -------------------------------------------------
           Total deferred tax liabilities                                            12,630                   18,085

Deferred tax assets:
   AMT credit carryforward                                                                0                    1,925
   Depreciation                                                                         789                        0
   Employee benefits                                                                  1,363                    1,484
   Non-deductible reserves                                                            2,524                    4,530
   Loss carryforwards                                                                 4,418                    2,847
   Other - net                                                                          380                      299
                                                                       --------------------------------------------------
                                                                                      9,474                   11,085
Valuation allowance for deferred tax assets                                          (3,007)                  (2,332)
                                                                       --------------------------------------------------
           Total deferred tax assets                                                  6,467                    8,753
                                                                       --------------------------------------------------
           Net deferred tax liabilities                                             $ 6,163                  $ 9,332
                                                                       ==================================================


Prior to 1995, certain of the Company's subsidiaries filed their federal income tax returns on the cash basis of accounting. Effective January 1, 1995, these subsidiaries changed their method of accounting from the cash to the accrual method for federal income tax purposes. Accordingly, previously deferred income of approximately $47 million at January 1, 1995 was included in taxable income over a four year period beginning in 1995. As of December 31, 1996, $4.5 million of deferred income taxes previously attributable to the cash basis of accounting are classified as non-current liabilities as such amounts are attributable to income which will be reported as taxable income in 1998.

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)


Because the Company plans to continue to finance foreign expansion and operating requirements by reinvestment of undistributed earnings of its foreign subsidiaries, United States income taxes have not been provided on such earnings. The amount of undistributed earnings which are considered to be indefinitely reinvested is approximately $17,265 at December 31, 1996.

A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate is as follows:

                                                                     1996                 1995                 1994
                                                            ----------------------------------------------------------------
Statutory U.S. income tax rate                                       34.0%                34.0%               34.0%
   State taxes, net of federal benefit                                0.1%                36.8%                3.5%
   Income tax in jurisdictions other than 34%                        (4.5)%                5.7%                0.6%
   Permanent differences between book and taxable income             21.7%              (137.8)%             (11.6)%
   Losses for which no benefit recognized                             8.5%               (54.4)%             (13.0)%
   Other                                                             (0.6)%               11.3%               (1.7)%
                                                            ----------------------------------------------------------------
Effective income tax rate                                            59.2%              (104.4)%              11.8%
                                                            ================================================================

At December 31, 1996 the Company had $1,737 of operating loss carryforwards related to foreign subsidiaries; $1,211 can be carried forward indefinitely. Of the remaining $526, $505 will expire in 1999 and $21 will expire in 2002. The Company has $3,151 of capital loss carryforwards in foreign jurisdictions that can be carried forward indefinitely. A valuation allowance has been provided for deferred tax assets related to loss carryforwards, and other reserves, which, if realized, would likely result in capital loss carryforwards. The valuation allowance as of January 1, 1995 and 1994 was $2,378 and $523, respectively.

Income tax payments amounted to $4,906, $2,005, and $2,278 in 1996, 1995, and 1994, respectively.

8.  Commitments and Contingencies

The Company is a party to a number of lawsuits and claims (some of which are for substantial amounts) arising in the ordinary course of its business. In June of 1994, a judgment in the amount of $3,500 was entered against the Company in connection with certain materials engineering services. As a result of the judgment, the Company recorded a 1994 charge to earnings of $2,900, which was net of expected proceeds from insurance coverage of approximately $750. The judgment was upheld on appeal in November 1996, and in January 1997, the Company paid $3,207 plus insurance proceeds of $757 to the plaintiff.

While the ultimate results of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not believe the ultimate costs of such actions, if any, in excess of amounts provided in the consolidated financial statements will have a material effect on the Company's consolidated financial position or results of operations.

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)


The Company is contingently liable as guarantor or accommodation co-maker of stock purchase money notes to a bank with respect to loans made to 226 shareholder-employees by the bank to finance purchases of the Company's Common Stock. The remaining unpaid balances, totaling approximately $1,023 at December 31, 1996, are payable monthly over varying remaining terms not exceeding 60 months.

Under its Articles of Incorporation, the Company has a right of first refusal to repurchase its outstanding shares, from employees who wish to sell such shares, of Common Stock at a price equal to the appraisal value per share, and preferred stock in wholly-owned subsidiaries of the Company (recorded as minority interest) at a price equal to the appraisal value per share, all as of the most recent appraised price. In addition, beginning August 1, 1995, the holders of preferred stock of a wholly-owned subsidiary issued in connection with the acquisition of HKS, described in Note 2, have the option to require the Company to redeem their shares at any time at a price equal to the appraised value per share as of the preceding December 31. In 1996, the Company redeemed 10,580 of these shares as discussed in Note 6.

9.  Nonrecurring Charges to Operations

In 1994, the Company undertook a strategy, which was continued in 1995, to realign and consolidate several of its operations, both domestically and internationally, with the intention of producing ongoing savings in future years. A major component of this strategy was a domestic reduction in force program initiated in the fourth quarter of 1994 designed to increase productivity and reduce future years' labor costs. During 1996, 1995 and 1994, the Company recorded a $410, $3,205, and $4,500 charge respectively, against operations to cover severance and related benefits costs, early termination of leases and expected sublease shortfalls, disposition of leasehold improvements and selected real estate, office relocation costs, and other corporate charges.

In early 1994 the Company initiated a program to install a single world-wide project and financial accounting system. The Company recorded a $500 charge in the fourth quarter of 1994 to reduce the useful life of existing project and financial accounting systems.

During the fourth quarter of 1994, a French environmental consultancy practice, in which the Company has a 50% investment, filed a petition for bankruptcy protection. As a result, the Company recorded a $2,400 charge to write off its investment and related advances. Certain past financial representations by others, on which the Company relied in its investment and funding decisions, are believed to have been materially false. The Company has engaged legal counsel to represent its interests in France. The Company is advised that legal recourse likely exists against those who may have defrauded it and others upon whom it relied, but there can be no assurance that any remedy will be realized.

The Company reduced its investment in IAM, accounted for on the cost basis, by $1,000 during 1995, and by $1,500 during 1994.

The Company recorded $2,350 and $4,050 as a charge against 1995 and 1994 earnings respectively related to various litigation; $1,150 of the 1994 amount was recorded in the fourth quarter of 1994.

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)



10.  Geographic Area Data

The Company's operations are conducted principally in the United States and Europe. Financial information for these areas is summarized in the following table.

                                             For the year ended December 31
                            ----------------------------------------------------------------
                                      1996                 1995                1994
                            ----------------------------------------------------------------
Net fees:
   United States               $     190,401        $     215,418         $    232,913
   Europe                             73,601               76,185               68,968
   Africa                             17,018               18,057                7,081
   Other                               5,262                5,213                5,140
                            ================================================================
                               $     286,282        $     314,873         $    314,102
                            ================================================================
Operating income (loss):
   United States               $       4,797        $       1,392         $     (1,423)
   Europe                              5,536                5,154               (4,271)
   Africa                              1,166                  933                 (775)
   Other                                 175                 (134)                (673)
                            ================================================================
                               $      11,674        $       7,345         $     (7,142)
                            ================================================================
Identifiable assets:
   United States               $      72,530        $      90,892         $     95,569
   Europe                             46,130               40,053               49,367
   Africa                             15,420               12,348                6,758
   Other                               4,617                5,011                3,918
                            ================================================================
                               $     138,697        $     148,304         $    155,612
                            ================================================================

11.   Financial Instruments

The Company's financial instruments at December 31, 1996 and 1995, consist primarily of cash and cash equivalents and loans payable. Due to the short maturities of the cash, cash equivalents and loans payable, carrying amounts approximate the respective fair values.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited, due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition.

                           Law Companies Group, Inc.

                  Notes to Consolidated Financial Statements
                           (In thousands of dollars)


12.  Subsequent Events

On February 14, 1997, the Board of Directors approved a curtailment in the United States defined benefit pension plan effective March 28, 1997. Benefits will no longer accrue to vested participants after March 28, 1997. Additionally, based on current estimates the Company will recognize a gain of approximately $1,800 in 1997 related to an unrecognized prior service cost asset.

On March 14, 1997, the Board of Directors approved a letter of intent to issue to an investor $10,000 of 8% redeemable preferred stock (redeemable on or after the seventh anniversary of issuance), together with separate warrants exercisable for a period of 12 years and representing 33% of the Common Stock outstanding plus options to acquire up to 900,000 shares of Common Stock through December 31, 2006. The closing of this transaction is conditioned upon shareholder approval.

ITEM 14(a) SUPPLEMENTAL FINANCIAL SCHEDULE


       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       LAW COMPANIES GROUP, INC. AND SUBSIDIARIES


       (Dollars in 000's)

                    COL. A                         COL. B                 COL. C                    COL. D                COL. E
                                                  Beginning              Additions                                        Ending
                 Description                       Balance        Expense         Other (1)       Deductions (2)         Balance
       --------------------------------------------------------------------------------------------------------------------------

       Year Ending December 31, 1996
          Billed fees receivable:
             Allowance for doubtful accounts         $4,388          $683             $275                ($881)          $4,465
          Valuation allowance for deferred
             tax assets                               2,332           675                                                  3,007
                                                ---------------------------------------------------------------------------------

                                                     $6,720        $1,358             $275                ($881)          $7,472
                                                =================================================================================


       Year Ending December 31, 1995
          Billed fees receivable:
             Allowance for doubtful accounts         $4,003        $1,672             $438              ($1,725)          $4,388
          Valuation allowance for deferred
             tax assets                               2,378                                                 (46)           2,332
                                                ---------------------------------------------------------------------------------

                                                     $6,381        $1,672             $438              ($1,771)          $6,720
                                                =================================================================================


       Year Ending December 31, 1994
          Billed fees receivable:
             Allowance for doubtful accounts         $2,756        $2,193           $1,201              ($2,147)          $4,003
          Valuation allowance for deferred
             tax assets                                 523         1,855                                                  2,378
                                                ---------------------------------------------------------------------------------

                                                     $3,279        $4,048           $1,201              ($2,147)          $6,381
                                                =================================================================================




(1) Principally recoveries of previously written-off receivables and effects of foreign currency exchange adjustments.

(2)  Principally write-offs of receivables.

                                 Exhibit Index

      2.01 Agreement for sale and purchase of all the issued shares of Chulsavale Limited, Gablelane Limited, Grashurst Limited, Gibb Petermuller & Partners (Cyprus) Limited and Gibb Overseas Limited, dated July 26, 1989 (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      2.02 Agreement for sale and purchase of the business of Sir Alexander Gibb & Partners and related assets and companies, dated August 18, 1989 (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      2.03 Agreement for purchase of Gibb Africa International Limited and grant of options relating to certain Cypriot and African firms, dated August 18, 1989 (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      2.04 Agreement for sale and purchase of the partnership of Gibb Petermuller & Partners O.E., dated August 18, 1989. (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      2.05 Redemption Agreement dated August 31, 1995 by and between Material Analytical Services, Inc. and Law Engineering, Inc. (Incorporated by reference to Form 10-K filed June 11, 1996 File No. 0-19239).

      2.06 Asset Purchase Agreement between IAM/Environmental, Inc. and Philip Environmental Services Corporation dated July 11, 1996.

      2.07  Stock Purchase Agreement between Law Companies Group, Inc. and Roy
            G. Dispasquale, Jeffrey A. Stocks, John M. Jazesf and E. Bradford Clark dated July 10, 1996.

      3.01 Third Restated Articles of Incorporation of the Company, as amended through February 21, 1996. (Incorporated by reference to Form 10-K filed June 11, 1996 File No. 0-19239).

      3.02  Bylaws of the Company, as amended through October, 1996.

      4.01 Form Of Stockholders' Agreement between the Company and each shareholder (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      10.01 Annual Executive Incentive Compensation Plan (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      10.02 Law Companies Group, Inc. 1990 Stock Option Plan, as amended (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      10.03 Law Companies Group, Inc. Employee Stock Ownership Plan (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

      10.04 The Law Companies Group, Inc. 401(k) Savings Plan, as amended. (Incorporated by reference to Form 10-K filed June 11, 1996 File No. 0-19239).

     10.05 Pension Plan, as amended, for Employees of Law Companies Group, Inc. and Adopting Subsidiaries, as amended and restated effective January 1, 1976 (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

     10.06 Employee Stock Purchase Plan, as amended (Incorporated by reference to Form 10-K filed April, 1994, File No. 0-19239).

     10.07 Variable Compensation Plan (Incorporated by reference to Form 10-K filed April, 1994, File No. 0-19239).

     10.08 Revolving Credit and Term Loan Agreement dated October 8, 1993, between the Company and Trust Company Bank (Incorporated by reference to Form 10-K filed April, 1994, File No. 0-19239).

     10.09 Facility Letter, dated October 1993, between Barclays Bank PLC and Sir Alexander Gibb & Partners Limited (Incorporated by reference to Form 10-K filed April, 1994, File No. 0-19239).

     10.10 Forbearance Agreement dated March 14, 1995 as amended on April 17, 1995, May 10, 1995, and June 21, 1995 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

     10.11 Commitment Letter dated June 15, 1995 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

     10.12 Settlement agreement between the Company and R.K. Sehgal dated November 29, 1994 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

     10.13 Consulting agreement between the Company and R.K. Sehgal dated December 1, 1994 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

     10.14 Agreement between the Company and Walter T. Kiser dated May 21, 1993 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

     10.15 Agreement between the Company and Richard G. Rosselot dated December 21, 1994 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

     10.16 Amended and Restated Revolving Credit Agreement dated as of October 11, 1995 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky and SouthTrust Bank of Georgia, N.A. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.17 Amended and Restated Reimbursement and Guaranty Agreement dated as of October 11, 1995 by and among the Company and SunTrust Bank, Atlanta. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.18 Facility Agreement dated as of October 11, 1995 by and among Sir Alexander Gibb & Partners Limited, the Company and Barclays Bank PLC. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.19 Waiver Letter dated January 12, 1996 by and among the Company and SunTrust Bank, Atlanta. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.20 Waiver Letter dated March 8, 1996 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky, SouthTrust Bank of Georgia, N.A. and Barclays Bank PLC. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.21 Extension Agreement dated April 30, 1996 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky and SouthTrust Bank of Georgia N.A. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.22 Extension Agreement dated April 30, 1996 by and among the Company and Barclays Bank PLC. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No.0-19239).

     10.23 Second Extension Agreement dated May 10, 1996 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky and SouthTrust Bank of Georgia N.A. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.24 Second Extension Agreement dated May 10, 1996 by and among the Company and Barclays Bank PLC. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.25 Extension of existing Credit Facilities dated May 10, 1996 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky, SouthTrust Bank of Georgia N.A. and Barclays Bank PLC. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.26 Employment Agreement dated September 1, 1995 between the Company and Bruce C. Coles. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.27 Employment Agreement dated January 10, 1996 between the Company and Robert B. Fooshee. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.28 Employment Agreement dated December 12, 1995 between the Company and James I. Dangar. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No. 0-19239).

     10.29 Employment Agreement dated January 10, 1996 between the Company and Robert S. Gnuse. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996 File No.0-19239).

     10.30 Second Amended and Restated Revolving Credit Agreement dated as of February 7, 1997 by and among the Company, SunTrust Bank, Atlanta and National Bank of Canada.

     10.31 Amended and Restated Revolving Credit A Note dated December 24, 1996 by and among SunTrust Bank, Atlanta, National Bank of Canada and Barclays Bank PLC.

     10.32 Facility Agreement dated February 7, 1997 by and among the Company and Barclays Bank PLC.

     10.33 Commitment and Term Sheet dated December 24, 1996 by and among the Company and SunTrust Bank.

     10.34 First Amendment to Waiver Agreement dated December 24, 1996 by and among the Company and SouthTrust Bank of Georgia, N.A.

     10.35 Assignment and Acceptance Agreement dated December 24, 1996 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky and SouthTrust Bank Of Georgia, N.A.

     10.36 Assignment and Acceptance Agreement dated December 24, 1996 by and among the Company, SunTrust Bank, Atlanta, National City Bank, Kentucky and SouthTrust Bank of Georgia, N.A.

     10.37 Joinder to Intercreditor Agreement dated December 24, 1996 by and among National Bank of Canada, SunTrust Bank, Atlanta and Barclays Bank PLC.

     10.38 Second Amendment to the Law Companies Group, Inc. Pension Plan as Amended and Restated dated February 14, 1997.

     10.39 First Amendment to the Law Companies Group, Inc. 401(k) Savings Plan dated May 10, 1996.

     10.40 Second Amendment to the Law Companies Group, Inc. 401(k) Savings Plan dated August 14, 1996.

     10.41 Third Amendment to the Law Companies Group, Inc. 401(k) Saving Plan dated December 21, 1996.

     10.42 Fourth Amendment to the Law Companies Group, Inc. 401(k) Savings Plan dated February 14, 1997.

     11.01  Computation of Earnings Per Share.

     21.01  Subsidiaries of the Company.

     23.01  Consent of Ernst & Young LLP.

     27.00  Financial Data Schedule.