Form 10-K/A
period 1996-12-31
LAW COMPANIES GROUP INC
filed 1997-04-10
CIK 853323

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                                     NO. 1

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
___  Act of 1934 (Fee required )

       For the fiscal year ended December 31, 1996.

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
          For the transition period from ___________ to ______________.

Commission file number 0-19239
                           LAW COMPANIES GROUP, INC
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                          58-0537111
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporated or organization)

  114 Townpark Drive, Kennesaw, GA                            30144
----------------------------------------                    ----------
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

Yes  X   No
    ---     ---

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

Common Stock, $1 par value - $20,815,403

The number of shares outstanding of the Registrant's class of common stock as of March 1, 1997.

Common Stock, $1 par value - 1,894,797

The Annual Report on Form 10-K of Law Companies Group, Inc. which was filed with the Securities and Exchange Commission on March 25, 1997 is hereby amended to reflect the information required as of March 31, 1997 and to add the signature of Ernst & Young LLP to their Report of Independent Auditors dated March 14, 1997.

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

As of March 1, 1997, there were 1,894,797 shares of Common Stock outstanding directly and beneficially owned by 1,712 shareholders.

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


                                            /s/ Ernst & Young LLP


Atlanta, Georgia
March 14, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LAW COMPANIES GROUP, INC.


Date:  April 8, 1997                By:  /s/ Bruce C. Coles
                                         -------------------
                                         Bruce C. Coles
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer