Form 10-Q
period 1997-03-31
LAW COMPANIES GROUP INC
filed 1997-05-15
CIK 853323

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997  or
                               ---------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number   0-19239
                       -----------


                           LAW COMPANIES GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                             58-0537111
--------------------------------                          ---------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)


114 TownPark Drive, Kennesaw, Georgia                             30144
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:     (770) 590-4600
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

                                                     Yes  X    No
                                                         ----     ----


   The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at April 30, 1997 was 1,894,797.

                                 TABLE OF CONTENTS



                                                                    PAGE
                                                                    ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
           as of March 31, 1997 and December 31, 1996..............   1

         Condensed Consolidated Statements of Operations
           for the Quarters Ended March 31, 1997 and 1996..........   3

         Condensed Consolidated Statements of Cash Flows
           for the Quarters Ended March 31, 1997 and 1996..........   4

         Notes to Condensed Consolidated
           Financial Statements....................................   5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS....................................   6


PART II. OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................  11

SIGNATURE..........................................................  13

PART I.     FINANCIAL INFORMATION
            ITEM 1.  FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)



                                          March 31,    December 31,
                                            1997           1996
                                        -------------  ------------
Assets
Current assets:
 Cash and cash equivalents                 $  8,262      $  8,097
 Billed fees receivable, net of
  allowance                                  52,178        57,015
 Unbilled work in progress                   30,555        29,961
 Other receivables                              670           805
 Employee advances                              473           586
 Prepaid expenses                             3,343         2,599
 Deferred income taxes                          185           200
                                           --------      --------
Total current assets                         95,666        99,263

Property and equipment:
 Land and buildings                           8,390         8,448
 Equipment                                   34,571        34,656
 Automobiles                                  3,521         3,674
 Furniture and fixtures                      12,447        12,329
 Leasehold improvements                       3,799         3,792
                                           --------      --------
                                             62,728        62,899
 Less accumulated depreciation and
   amortization                              41,402        40,263
                                           --------      --------
                                             21,326        22,636
Other Assets:
 Equity investments                           1,139         1,313
 Goodwill, net                               13,684        14,136
 Other assets                                 2,372         1,349
                                           --------      --------
                                             17,195        16,798
                                           --------      --------
                                           $134,187      $138,697
                                           ========      ========


See accompanying notes.



CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)

                                            March 31,    December 31,
                                              1997           1996
                                           ----------    ------------
Liabilities and shareholders' equity

Current liabilities:
 Short-term borrowings                     $    673       $    240
 Accounts payable                            14,850         18,383
 Billings in excess of costs and fees
  earned on contracts in progress            12,474         14,771

 Accrued payroll and other employee
  benefits                                   12,791         11,584
 Accrued professional liability reserve       3,632          4,367
 Other accrued expenses                      16,367         14,194
 Income taxes payable                         5,885          5,059
 Current portion of long-term debt           28,332          2,206
                                           --------       --------


Total current liabilities                    95,004         70,804

Long-term debt                               14,918         42,847

Deferred income taxes                         5,286          6,363

Minority interest in equity of
 subsidiaries                                 1,132          1,093

Shareholders' equity:
 Common stock--$1 par value:
  authorized: 10,000,000 shares; issued
  and outstanding:  1,894,797
  shares in 1997 and 1,905,422
  shares in 1996                              1,895          1,905

 Additional paid in capital                  15,062         15,063
 Retained earnings                            6,589          5,683
 Foreign currency translation adjustment     (5,699)        (5,061)
                                           --------       --------
                                             17,847         17,590
                                           --------       --------
                                           $134,187       $138,697
                                           ========       ========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            For the Quarter
                                            Ended March 31,
                                        ---------------------
                                            1997       1996
                                        ----------  ---------

Gross fees                                 $75,491    $83,016
Less:  Cost of outside services              8,098     10,348
                                           -------    -------

Net fees                                    67,393     72,668

Direct costs and expenses:
 Payroll                                    20,009     21,479
 Job related expenses                        7,669      7,547
                                           -------    -------

Gross profit                                39,715     43,642

Indirect costs and expenses:
 Payroll                                    15,968     16,662
 Other expenses                             20,656     24,932
                                           -------    -------

Operating income                             3,091      2,048

Other expense:
 Interest expense                             (955)    (1,101)
 Deferred financing costs                     (345)    (1,070)
 Other expense                                 (23)       (13)
                                           -------    -------

 Income (loss) before income taxes
  and equity investments                     1,768       (136)



Income tax provision                          (813)      (100)

Equity investments                             (49)        --
                                           -------    -------

Net income (loss)                          $   906    $  (236)
                                           =======    =======

Net income (loss) per common share            $.48      $(.12)
                                           =======    =======

See accompanying notes.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)

                                           For the Quarter
                                           Ended March 31,
                                        --------------------
                                           1997       1996
                                        ---------  ---------
OPERATING ACTIVITIES
  Net income (loss)                       $   906   $  (236)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization          2,037     2,028
     Provision for losses on receivables       75       524
     Provision for losses on claims            89         7
     Deferred income taxes                 (1,062)      (35)
     Undistributed losses from equity
      investments                              49        --
     Gain (loss) on disposal of
      property and equipment                   16        13

     Changes in operating assets and
       liabilities:
              Billed fees receivable        4,761     3,913
              Unbilled work in progress      (594)   (2,181)
              Other current assets           (495)      (28)
              Accounts payable and
               accrued expenses              (151)   (2,575)
              Billings in excess of
               costs and fees earned on
               contracts in progress       (2,297)    2,241
                                          -------   -------
  Net cash provided by operating
   activities                               3,334     3,671

INVESTING ACTIVITIES
  Purchases of property and equipment        (452)     (920)
  Proceeds from disposal of property
   and equipment and equity investments         5         5

  Other, net                                  160       974
                                          -------   -------
Net cash provided by (used in)
 investing activities                        (287)       59

FINANCING ACTIVITIES
  Net (payments) proceeds on short-term
   borrowings                                 434      (239)
  Net (payments) proceeds on revolving
   line of credit and long-term
   borrowings                              (1,804)   (4,108)
  Deferred financing costs                 (1,348)    1,070
  Issuance of common stock                     --       210
  Repurchase and retirement of
   common stock                               (11)       --
                                          -------   -------
Net cash used by financing
 activities                                (2,729)   (3,067)
Effect of exchange rate changes on cash      (153)      (46)
                                          -------   -------
Increase in cash and cash equivalents         165       617
Cash and cash equivalents at beginning
 of period                                  8,097     4,913
                                          -------   -------

Cash and cash equivalents at end of
 period                                   $ 8,262   $ 5,530
                                          =======   =======
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LAW COMPANIES GROUP, INC.


NOTE 1 - There have been no significant changes in the accounting policies of the Company during the periods presented, except as noted below. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1996 in the Company's Form 10-K.

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1996 included in the Company's Form 10-K. The accompanying condensed consolidated financial statements at and for the three months ended March 31, 1997 and 1996 have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may occur during the year ending December 31, 1997.

NOTE 3 - On February 7, 1997, the Company obtained an amendment to its credit facilities from its banks, extending the maturity date through February 6, 1998. Consequently, the long-term debt of approximately $26 million under these amended facilities has been classified as current as of March 31, 1997. For a description of these credit facilities, see Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1996 in the Company's Form 10-K.

NOTE 4 - On February 14, 1997, the Board of Directors approved a curtailment in the United States defined benefit pension plan effective March 28, 1997. Benefits will no longer accrue to vested participants after March 28, 1997. As a result, the Company recognized a gain on curtailment of $1.8 million in the first quarter.

NOTE 5 - On March 14, 1997, the Board of Directors approved an agreement to issue to an investor $10 million of 8% redeemable preferred stock (redeemable on or after the seventh anniversary of issuance), together with separate warrants exercisable for a period of 12 years and representing 33% of the Common Stock outstanding plus options to acquire up to 900,000 shares of Common Stock through December 31, 2006. On May 6, 1997, this transaction was approved by shareholders and consummated on the same date.

NOTE 6 - In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31,1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change to primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the three month periods indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of income and (ii) the percentage increase or decrease in each of such items in 1997 from the comparable period in the prior year. The Company measures its operating performance on the basis of net fees since a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. This table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

                                                            Year to Year
                                                             Percentage
                                      Three Month             Increase
                                Periods Ended March 31,      (Decrease)
                                ------------------------    ------------
                                   1997         1996        1997 Vs 1996
                                ------------------------    ------------

Net fees                          100.0%       100.0%           (7.3%)

Gross profit                       58.9%        60.1%           (9.0%)

Indirect costs and expenses        54.3%        57.2%          (11.9%)

Operating income                    4.6%         2.8%           50.9%

Net income (loss)                   1.3%        (0.3%)         483.9%


RESULTS OF OPERATIONS

Consolidated net fees of $67.4 million for the first three months of 1997 decreased 7.3% from net fees of $72.7 million for the same period in 1996. The Domestic Group's net fees decreased 10.3% from $48.4 million for the first three months of 1996 to $43.4 million for the same period in 1997. This decrease was due to the effects of the Company's focus on its cost structure and competitiveness as opposed to growth, lack of regulatory pressure to drive environmental markets, and overall competitive pressures in the markets served by the Domestic Group.

The International Group's net fees for the first quarter of 1997 decreased 1.0% from $24.3 million to $24.0 million. This decrease was primarily due to decreases in exchange rates within the European Union as well as a hold on government expenditures surrounding the United Kingdom general election.

The gross profit margin decreased from 60.1% in the first quarter of 1996 to 58.9% for the same period in 1997. The Domestic Group's gross profit margin decreased to 64.9% in the first quarter of 1997 from 65.7% for the same period in 1996. The small change in margin reflects the Company's focus on improved operating procedures in response to difficult market conditions encountered by the Domestic Group. The International Group's gross profit margin decreased slightly from 48.8% in the first quarter of 1996 to 48.2% for the same period in 1997. This slight decrease was primarily due to project performance issues and increased competitive pressures in several of the International Group's markets.

Indirect costs and expenses were $36.6 million, or 54.3% of 1997 first quarter net fees, compared with $41.6 million, or 57.2% of 1996 first quarter net fees. This decrease of 11.9% is attributable to the Company's 1996 cost reduction and labor utilization initiatives and their continued positive impact in 1997.
These initiatives were designed to maximize efficiency and profitability, to effect substantive change in the culture of the Company, and to improve utilization. The activity that produced the greatest level of savings was re-aligning staffing levels and matching human resources to a lower level of revenue. The Company has also focused on improving procurement activities in order to reduce material and services costs by taking advantage of negotiated national contracts which leverage the Company's purchasing power for its U.S. operations. During 1996, national contracts were implemented which consolidated the purchasing of office supplies, travel services, office equipment, telecommunications and cellular services, off-site data management, forms management, and vehicle leasing. The reductions in the corporate overhead functions during 1996 consisted primarily of departmental realignment and the resulting elimination of positions, as well as staff reductions through attrition. The Company continues to review its overhead costs structure to analyze the functions provided by each department and the related value of these functions.

Additionally, in the first quarter of 1997, the Company curtailed its United States defined benefit pension plan. As a result, the Company recognized a gain on curtailment of $1.8 million in the quarter and has recorded the gain as a reduction of other indirect costs and expenses.

Interest expense decreased to $1.0 million in 1997's first quarter compared to $1.1 million for the same period in 1996. This decrease was related to lower average outstanding debt. Deferred financing costs of $.3 million relating to the renegotiation of the Company's credit facilities were also recorded in the first quarter of 1997 compared to $1.1 million for the same period in 1996.

The effective income tax rates for the first three months of 1997 and 1996 were 46.0% and (73.5%), respectively. The effective tax rates were higher than the statutory federal rate of 34% due primarily to the effect of state income taxes and certain nondeductible expenses. The decrease in the effective tax rates from 1996 to 1997 was due to the combination of lower pre-tax earnings and higher levels of non-deductible expenses in 1996 vs. 1997.

In the first quarter of 1997, the Company recorded net income of $906,000, or $.48 per share, compared to a net loss of $236,000, or ($0.12) per share, for the first quarter of 1996.

CURRENCY TRANSLATION

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' economic environments by utilizing a combination of current, average, and historic exchange rates, with translation impacts included in income. The foreign subsidiaries' functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing current and average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant in the first quarter of 1997. The translation of the Company's foreign subsidiaries' in the first quarter of 1997 resulted in a $.6 million change in the Foreign Currency Translation Adjustment component of shareholders' equity. This change was caused by a 3.6% decrease in the strength of the dollar relative to the pound sterling from the rate at December 31, 1996 to the rate at March 31, 1997.

DEBT AND SHORT-TERM BORROWINGS

The Company reported debt and short-term borrowings of $43.9 million at March 31, 1997, compared to $45.3 million at December 31, 1996. On February 7, 1997, the Company amended and restated its current credit facilities (the "1997 Facilities") with an extension to February 6, 1998. Consequently, borrowings of $26.1 million under these facilities are classified as current at March 31, 1997. The 1997 Facilities may be extended by the Company's banks for up to two
additional years.    The 1997 Facilities include certain restrictions relating
to, among other things, maintaining debt within approved limits, limitations on capital expenditures and share repurchases, achievement of certain fixed charge and interest coverage ratios, and other financial covenants, and are secured by substantially all assets of the Company and substantially all stock of its subsidiaries. As of March 31, 1997, the Company was in compliance with all of these covenants and restrictions.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1995, certain of the Company's subsidiaries filed their federal income tax returns on the cash basis of accounting. Effective January 1, 1995, these subsidiaries changed their method of accounting from the cash to the accrual method for federal income tax purposes. Accordingly, previously deferred income of approximately $47 million at January 1, 1995 will be included in taxable income over a four year period, which began in 1995, resulting in an accelerated tax liability of $16 million. The Company made income tax payments of approximately $.6 million in the first quarter of 1997 and anticipates additional payments of approximately $3.4 million for the remainder of 1997 related to this change in income tax accounting.

The Company believes that its cash provided by operations and borrowings available under the bank credit facilities will be sufficient to meet its base operating requirements, capital expenditures and tax payment obligations through December 31, 1997. The Company's ability to fund growth, other than at minimum levels, will depend on continued profitability and continued focus on working capital management, primarily in the areas of accounts receivable and work in progress. Management believes that the Company's operating performance is improving, thus reducing the likelihood of both operating profit and working capital management falling below acceptable levels.

On May 6, 1997, shareholders approved a transaction (see "Subsequent Event" discussion following) to issue equity securities to Virgil R. Williams and James M. Williams for $10 million in cash. The Company believes the equity investment should provide improved financial strength and stability because it is long-term equity capital. As a result of this equity investment, the Company should have the ability, among other things, to address longer-term opportunities such as devoting capital resources and management time to the growth of its market share in the U.S. and internationally, and to strategically integrate its U.S. and international operations with expanded business development efforts. Additionally, the Company believes that a stronger equity base will allow it to maintain and broaden relationships with its customers, employees and suppliers as a result of these constituencies' increased confidence in the Company's stability and in the Company's enhanced flexibility to service particular needs.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the Company Common Stock fund under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. In the first quarter, such trades out of the Plan totalled $11,000.

SUBSEQUENT EVENT

In the second quarter of 1996, the Company engaged Alex. Brown & Sons Incorporated ("Alex. Brown") to provide investment banking and financial advisory services, to analyze the Company's capital structure, and to evaluate both debt and equity options which would be consistent with the Company's strategic objectives and existing market conditions. A special committee of the Board of Directors was formed to receive, review, and recommend appropriate action to the full Board, based upon the findings and recommendations of Alex. Brown.

On March 21, 1997, the Company entered into a Securities Purchase Agreement by and between the Company, Virgil R. Williams and James M. Williams (collectively, "Buyer"), whereby Buyer, for an aggregate of $10 million in cash, would purchase equity securities consisting of 8% redeemable preferred stock (redeemable on or after the seventh anniversary of issuance) together with separate warrants exercisable for a period of 12 years plus options to acquire up to 900,000 shares of Common Stock and options to additional shares of Common Stock representing one-half of the number of shares subject to any incentive stock options granted as of the closing to certain optionholders. On May 6, 1997, this transaction was approved by the shareholders and consummated on the same date.

FORWARD LOOKING STATEMENTS

The above statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the construction sector in particular, competitive factors, including price pressures, the ability to control internal costs that are not passed on to the Company's clients, the ability to manage cash flow and working capital, the ability to obtain longer term financing on acceptable terms to support the Company's operations, and other factors referenced elsewhere herein.

EFFECT OF INFLATION

General economic inflation had the effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.

CASH PROVIDED BY OPERATIONS

Cash provided by operations in the first quarter of 1997 of $3.3 million
slightly decreased from $3.7 million in 1996.   However, the Company realized
improved cash flow in the first quarter of 1997 from profitable operations ($906,000 net income versus $236,000 net loss for the same period in 1996) as well as improved working capital management.

CAPITAL EXPENDITURES

Capital expenditures for the first three months of 1997 were $.5 million compared to $1 million for the first three months of 1996. This $.5 million decrease from the first three months of 1996 was in line with the Company's 1997 capital expenditures plan, as well as within the limits imposed by the revised credit facilities. The Company is required to limit capital spending to approximately $9.6 million in 1997. In order to continue to enhance productivity and potentially increase earnings, the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company has no other material commitments for purchases of additional equipment.

DIVIDENDS

Dividends are prohibited under the 1997 bank credit facilities for the Common Stock, however, the holders of the Preferred Stock issued pursuant to the equity investment by Virgil R. Williams and James M. Williams shall receive an 8% dividend.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                3.01 Restated Articles of Incorporation of Law Companies Group, Inc.

                3.02    Restated Bylaws of Law Companies Group, Inc.

                10.01 Warrant Agreement dated May 6, 1997 by and among Law Companies Group, Inc., Virgil R. Williams and James M. Williams

                10.02 Stock Option Agreement dated May 6, 1997 by and among Law Companies Group, Inc., Virgil R. Williams and James
                        M. Williams

                10.03 Plan Option Agreement dated May 6, 1997 by and among Law Companies Group, Inc., Virgil R. Williams and James M. Williams

                10.04 Preferred Shareholder Agreement dated May 6, 1997 by and among Law Companies Group, Inc., Virgil R. Williams and James M. Williams

                10.05 Registration Rights Agreement dated May 6, 1997 by and among Law Companies Group, Inc., Virgil R. Williams and James M. Williams

                11.00   Computation of Earnings Per Share

                27.00   Financial Data Schedule

                99.1 Press Release issued by Law Companies Group, Inc. dated May 6, 1997

          (b)   Reports on Form 8-K

                  Form 8-K filed January 3, 1997             Items 5 and 7

                                 SIGNATURE
                                 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Law Companies Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LAW COMPANIES GROUP, INC.



/s/ R. B. Fooshee
---------------------------------------
Robert B. Fooshee
Chief Financial Officer and Treasurer

Dated:  May 15, 1997