Form 10-Q
period 1997-06-30
LAW COMPANIES GROUP INC
filed 1997-08-14
CIK 853323

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997  or
                               ------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number   0-19239
                       -----------


                       LAW COMPANIES GROUP, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           Georgia                                            58-0537111
--------------------------------                     --------------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                        Identification Number)


114 TownPark Drive, Kennesaw, Georgia                            30144
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:     (770) 590-4600
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

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at July 31, 1997 was 1,888,556.

                               TABLE OF CONTENTS



                                                                          PAGE
                                                                          ----


PART I.  FINANCIAL INFORMATION


        ITEM 1.  FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets
           as of June 30, 1997 and December 31, 1996........................  1

        Condensed Consolidated Statements of Income
           for the Quarters Ended June 30, 1997 and June 30, 1996
           and Six Month Periods Ended June 30, 1997 and June 30, 1996......  3

        Condensed Consolidated Statements of Cash Flows
           for the Six Month Periods Ended June 30, 1997 and June 30, 1996..  4

        Notes to Condensed Consolidated
           Financial Statements.............................................  5

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS..............................................  7


PART II.  OTHER INFORMATION

        ITEM 2.    CHANGES IN SECURITIES...................................  13

        ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  13

        ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................  14

SIGNATURE..................................................................  16

PART I.         FINANCIAL INFORMATION
                ITEM 1.  FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)




                                            June 30,      December 31,
                                              1997           1996
                                            --------      -----------
Assets
Current assets:
 Cash and cash equivalents                  $  9,224         $  8,097
 Billed fees receivable, net of allowance     56,144           57,015
 Unbilled work in progress                    28,442           29,961
 Other receivables                               897              805
 Employee advances                               410              586
 Prepaid expenses                              3,426            2,599
 Deferred income taxes                           199              200
                                            --------         --------

Total current assets                          98,742           99,263

Property and equipment:
 Land and buildings                           12,093            8,448
 Vehicles                                     34,806           34,656
 Automobiles                                   3,284            3,674
 Furniture and fixtures                       12,107           12,329
 Leasehold improvements                        3,480            3,792
                                            --------         --------
                                              65,770           62,899
 Less accumulated depreciation and
   amortization                               41,836           40,263
                                            --------         --------
                                              23,934           22,636
Other Assets:
 Equity investments                            1,183            1,313
 Goodwill, net                                13,793           14,136
 Deposits and other assets                     4,091            1,349
                                            --------         --------
                                              19,067           16,798
                                            --------         --------

                                            $141,743         $138,697
                                            ========         ========



See accompanying notes.

CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)



                                                        June 30,      December 31,
                                                          1997           1996
                                                        --------      ------------
Liabilities and shareholders' equity

Current liabilities:
 Short-term borrowings                                  $    666          $    240
 Accounts payable                                         16,900            18,383
 Billings in excess of costs and fees earned on
  contracts in progress                                   11,150            14,771

 Accrued payroll and other employee benefits              11,278            11,584
 Accrued professional liability reserve                    4,459             4,367
 Other accrued expenses                                   16,753            14,194
 Income taxes payable                                      4,696             5,059
 Current portion of long-term debt                        27,943             2,206
                                                        --------          --------

Total current liabilities                                 93,845            70,804

Long-term debt                                            14,374            42,847

Deferred income taxes                                      3,960             6,363

Minority interest in equity of subsidiaries                1,109             1,093

Cumulative redeemable preferred stock; issued
         and outstanding:  956,613 shares in 1997
         and 0 shares in 1996                              9,854                 0

Shareholders' equity:
Common stock--$1 par value; authorized: 10,000,000
 shares; issued and outstanding: 1,888,556 shares in
 1997 and 1,905,422 in 1996                                1,889             1,905


Additional paid in capital                                15,088            15,063
Retained earnings                                          7,310             5,683
Foreign currency translation adjustment                   (5,686)           (5,061)
                                                        --------          --------
                                                          18,601            17,590
                                                        --------          --------

                                                        $141,743          $138,697
                                                        ========          ========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LAW COMPANIES GROUP, INC.
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         For the Quarters        For the Six Month Periods
                                          Ended June 30,                Ended June 30,
                                       -------------------       -------------------------
                                         1997       1996            1997            1996
                                       -------     -------        --------        --------
Gross fees                             $79,332     $82,241        $154,822        $165,257
Less:  Cost of outside services          9,358       9,353          17,455          19,701
                                       -------     -------        --------        --------

Net fees                                69,974      72,888         137,367         145,556

Direct costs and expenses:
 Payroll                                20,829      21,425          40,838          42,904
 Job related expenses                    8,037       7,716          15,706          15,263
                                       -------     -------        --------        --------

Gross profit                            41,108      43,747          80,823          87,389

Indirect costs and expenses:
 Payroll                                15,260      15,918          31,228          32,580
 Other expenses                         22,551      24,528          43,207          49,461
                                       -------     -------        --------        --------

Operating income                         3,297       3,301           6,388           5,348

Other income (expense):
 Interest expense                       (1,028)     (1,295)         (1,983)         (2,395)
 Deferred financing costs                 (295)       (562)           (640)         (1,632)
 Other income (expense)                   (287)        178            (310)            165
                                       -------     -------        --------        --------

 Income before income taxes and
  equity investments                     1,687       1,622           3,455           1,486


Income tax provision                      (753)       (747)         (1,566)           (847)

Equity investments                          34          49             (15)             49
                                       -------     -------        --------        --------

Net income                                 968         924           1,874             688
                                       -------     -------        --------        --------

Less:  preferred stock dividend and                     --                              --
 accretion                                (175)                       (175)

                                       -------     -------        --------        --------

Net income available to common
 shareholders                          $   793     $   924        $  1,699        $    688

                                       =======     =======        ========        ========

Net income per common share               $.42        $.48            $.90            $.36
                                       =======     =======        ========        ========

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAW COMPANIES GROUP, INC.
(IN THOUSANDS)

                                                                               For the Six Month Periods
                                                                                    Ended June 30,
                                                                      ----------------------------------------
                                                                              1997                   1996
                                                                      -----------------      -----------------
OPERATING ACTIVITIES
  Net income                                                                    $ 1,874                $   688
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                3,998                  5,484
     Provision for losses on receivables                                            100                    822
     Provision for losses on claims                                                  91                    107
     Deferred income taxes                                                       (2,401)                    (6)
     Undistributed (income) losses from equity investments                           15                    (49)
     (Gain) loss on disposal of property and equipment                              318                   (202)

     Changes in operating assets and liabilities:
       Billed fees receivable                                                       770                  1,607
       Unbilled work in progress                                                  1,518                    271
       Other current assets                                                        (743)                   286
       Accounts payable and accrued expenses                                        408                  2,790
       Billings in excess of costs and fees earned on
        contracts in progress                                                    (3,620)                 1,170
                                                                      -----------------      -----------------
  Net cash provided by operating activities                                       2,328                 12,968

INVESTING ACTIVITIES
     Purchases of property and equipment                                         (4,834)                (2,613)
     Proceeds from disposal of property and equipment                                28                     76
     Other, net                                                                    (405)                   484
                                                                      -----------------      -----------------
Net cash used in investing activities                                            (5,211)                (2,053)

FINANCING ACTIVITIES
     Net (payments) proceeds on short-term borrowings                               427                   (293)
     Net (payments) proceeds on revolving line of credit and
      long-term borrowings                                                       (2,737)                (5,939)

     Deferred financing costs                                                    (3,267)                  (600)
     Issuance of common stock and warrants                                          150                      0
     401(k) Company stock match (repurchases)                                      (214)                   319
     Issuance of redeemable preferred stock                                       9,850                      0
     Preferred dividends paid                                                      (121)                     0
                                                                      -----------------      -----------------
Net cash provided by (used in) financing activities                               4,088                 (6,513)
Effect of exchange rate changes on cash                                             (78)                     3
                                                                      -----------------      -----------------
Increase in cash and cash equivalents                                             1,127                  4,405
Cash and cash equivalents at beginning of period                                  8,097                  4,913
                                                                      -----------------      -----------------
Cash and cash equivalents at end of period                                      $ 9,224                $ 9,318
                                                                      =================      =================

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

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1996 included in the Company's Form 10-K. The accompanying condensed consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the six months ended June 30, 1997 may not be indicative of the results that may occur during the year ending December 31, 1997.

NOTE 3 - On February 7, 1997, the Company obtained an amendment to its credit facilities from its banks, extending the maturity date through February 6, 1998. Consequently, the long-term debt of approximately $25.8 million under these amended facilities has been classified as current as of June 30, 1997. For a description of these credit facilities, see Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1996 in the Company's Form 10-K.

NOTE 4 - On February 14, 1997, the Board of Directors approved a curtailment in the United States defined benefit pension plan effective March 28, 1997. Benefits will no longer accrue to vested participants after March 28, 1997. As a result, the Company recognized a gain on curtailment of $1.8 million in the first quarter of 1997.

NOTE 5 - On March 14, 1997, the Board of Directors approved an agreement to issue to an investor $10 million of 8% Cumulative Redeemable Preferred Stock (redeemable on or after the seventh anniversary of issuance), together with separate warrants exercisable for a period of 12 years and representing approximately 33% of the Common Stock outstanding as of the date of issuance, plus options to acquire up to 900,000 shares of Common Stock through December 31, 2006. On May 6, 1997, this transaction was approved by shareholders and consummated on the same date. The liquidation preference of each preferred share is its original issue price of approximately $10.45 per share, totaling $10 million. The value assigned to the options and warrants of $150 and the costs of issuance of $2,133 are being accreted over the period to redemption. This accretion reduces net income available to common shareholders.

The Preferred Stock is entitled to voting rights equal to the number of common shares represented by the warrants. The Preferred Stock may vote on all matters except those expressly provided in the Company's bylaws and articles and in applicable law. The Preferred Stock is entitled to elect Preferred Directors representing one less than majority to the Company's Board of Directors.

NOTE 6 - Earnings per share are computed by dividing net income less the preferred stock dividend and the accretion of discount on the preferred stock issuance by the weighted average number of common shares outstanding. Under earnings per share calculations, warrants and options are considered to be common stock equivalents. However, for the three months and six months ended June 30, 1997, the calculation of earnings per share excludes the effect of the outstanding warrants and options as they are considered anti-dilutive.

NOTE 7 - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change to primary earnings per share for the second quarters and six months ended June 30, 1997 and June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for the second quarters and six months is not expected to be material.

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


                                             Qtr to Qtr                                   Year to Year
                                              Dollar                                         Dollar
                   Quarters Ended            Increase        Six Month Periods Ended        Increase
                      June 30,              (Decrease)               June 30,              (Decrease)
                   -----------------      --------------     -----------------------     -------------
                      1997      1996      1997 Vs 1996         1997         1996          1997 Vs 1996
                   -------    ------      --------------     --------     ----------     -------------
Net fees             100.0%    100.0%           (4.0%)        100.0%       100.0%           (5.6%)
Gross profit          58.7%     60.0%           (6.0%)         58.8%        60.0%           (7.5%)
Indirect costs and
  expenses            54.0%     55.5%           (6.5%)         54.2%        56.3%           (9.3%)
Operating income       4.7%      4.5%           (0.1%)          4.6%         3.7%           19.4%
Net income             1.3%      1.3%           (0.6%)          1.3%         0.5%          165.1%


RESULTS OF OPERATIONS

Consolidated net fees of $137.4 million for the first six months of 1997 decreased 5.6% from net fees of $145.6 million for the same period in 1996. Second quarter 1997 net fees decreased 4.0% to $70.0 million compared to second quarter 1996 net fees of $72.9 million. The Domestic Group's net fees decreased 9.2% from $98.1 million for the first six months of 1996 to $89.0 million for the same period in 1997. Second quarter net fees for the Domestic Group decreased 8.2% from $49.7 million in 1996 to $45.6 million in 1997. These decreases were due to the effects of the Company's focus on its cost structure and competitiveness as opposed to growth, lack of regulatory pressure to drive environmental markets, and overall competitive pressures in the markets served by the Domestic Group. The International Group's net fees increased 1.9% from $47.5 million in the first six months of 1996 to $48.4 million in 1997. Second quarter net fees for the International Group increased 4.7% from $23.2 million in 1996 to $24.4 million in

1997. These net fee increases were primarily due to a weaker US dollar when compared to the pound sterling. The average value of the dollar decreased by 6.7% in the first six months of 1997 when compared to the first six months of 1996 and 6.7% when compared to the second quarter of 1996. The International Group's net fees in pound sterling for the first six months of 1997 were affected by a hold on government expenditures surrounding the United Kingdom general election.

The consolidated gross profit margin decreased from 60.0% in the first six months of 1996 to 58.8% for the same period in 1997. For the second quarter, the consolidated gross profit margin also decreased from 60.0% in 1996 to 58.7% in 1997. The Domestic Group's gross profit margin decreased to 64.8% in the first six months of 1997 from 65.5% for the same period in 1996. For the second quarter, the Domestic Group's gross profit margin decreased slightly to 64.7% in 1997 from 65.3% in 1996. These slight decreases reflect the Company's focus on improved operating procedures in response to difficult market conditions encountered by the Domestic Group. The International Group's gross profit margin decreased slightly from 48.8% in the first six months of 1996 to 47.9% for the same period in 1997. For the second quarter, the International Group's gross profit margin decreased to 47.7% in 1997 from 48.8% in 1996. These decreases were due to project performance issues and increased competitive pressures in several of the International Group's markets as well as an increase in direct job-related expenses, which produce a smaller profit margin.

Consolidated indirect costs and expenses decreased to $74.4 million, or 54.2% of net fees, for the first six months of 1997 compared to $82.0 million, or 56.3% of net fees, in 1996. For the second quarter of 1997, indirect costs and expenses decreased to $37.8 million, or 54.0% of net fees, compared to $40.4 million, or 55.5% of net fees, for the same period in 1996. These decreases ($7.6 million, or 9.3%, for the first six months of 1997 and $2.6 million, or 6.5%, for the second quarter of 1997) were attributable to the continued positive impact of the Company's cost reduction and labor utilization initiatives. These initiatives were designed to maximize efficiency and profitability, to effect substantive change in the culture of the Company, and to improve utilization. The activity that produced the greatest level of savings was re-aligning staffing levels and matching human resources to a lower level of revenue. Evaluations of specific offices and staff re-alignment have continued through the first six months of 1997. The Company has continued to improve procurement activities in order to reduce material and services costs by taking advantage of negotiated national contracts which leverage the Company's purchasing power for its U.S. operations. National contracts which consolidated the purchasing of office supplies, travel services, office equipment, telecommunications and cellular services, off-site data management, forms management, and vehicle leasing have provided a full six months of benefit in 1997 versus partial benefit in the first six months of 1996. Reductions in corporate overhead functions, primarily departmental re-alignment, position elimination, and attrition, have also been a factor in the overall decrease in indirect expenses.

Additionally, in the first quarter of 1997, the Company curtailed its United States defined benefit pension plan. As a result, the Company recognized a gain on curtailment of $1.8 million in the first six months of 1997 and has recorded the gain as a reduction of other indirect costs and expenses.

Interest expense decreased to $2.0 million in the first six months of 1997 compared to $2.4 million in 1996. For the second quarter of 1997, interest expense decreased to $1.0 million compared to $1.3 million for the second quarter of 1996. These decreases were related to lower average outstanding debt. Amortization of deferred financing costs of $.6 million related to the renegotiation of the Company's credit facilities were also recorded in the first six months of 1997 ($.3 million in the second quarter of 1997) versus $1.6 million in the first six months of 1996 ($.6 million in the second quarter of 1996). The decrease is directly attributable to the lower level of fees associated with the 1997 facility renegotiation versus the 1996 facility renegotiation.

The effective income tax rates for the first six months of 1997 and 1996 were 45.3% and 56.7%, respectively. The 1997 and 1996 second quarter effective income tax rates were 44.6% and 46.0%, respectively. The effective tax rates were higher than the statutory federal rate of 34% due primarily to the effect of state income taxes and certain nondeductible expenses.

Net income for the six months ended June 30, 1997 was $1,874,000. This compares with net income of $688,000 for the first six months of 1996. The net income for the second quarter of 1997 was $968,000 compared with net income of $924,000 for the second quarter of 1996.

Net income available to common stockholders for the six months ended June 30, 1997 was $1,699,000, or $0.90 per common share. This compares with net income available to common shareholders of $688,000, or $0.36 per common share, for the first six months of 1996. The net income available to common shareholders for the second quarter of 1997 was $793,000, or $0.42 per common share, compared with net income available to common shareholders of $924,000, or $.48 per common share, for the second quarter of 1996.

CURRENCY TRANSLATION

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' economic environments by utilizing a combination of current, average, and historic exchange rates, with translation impacts being included in income. The foreign subsidiaries functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing current and average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant in the first six months of 1997. The translation of the Company's foreign subsidiaries' in the first six months of 1997 resulted in a $.6 million change in the Foreign Currency Translation Adjustment component of shareholders' equity. This change was caused by a 1.7% decrease in the strength of the dollar relative to the pound sterling from the rate at December 31, 1996 to the rate at June 30, 1997.

DEBT AND SHORT-TERM BORROWINGS

The Company reported debt and short-term borrowings of $43.0 million at June 30, 1997, compared to $45.3 million at December 31, 1996. On February 7, 1997, the Company amended and restated its current credit facilities (the "1997 Facilities") with an extension to February 6, 1998. Consequently, borrowings of $25.8 million under these facilities are classified as current at June 30, 1997. The 1997 Facilities may be extended by the Company's banks for up to two additional years. The Company intends to open extension negotiations in the third quarter of 1997. The 1997 Facilities include certain restrictions relating to, among other things, maintaining debt within approved limits, limitations on capital expenditures and share repurchases, achievement of certain fixed charge and interest coverage ratios, and other financial covenants, and are secured by substantially all assets of the Company and substantially all stock of its subsidiaries. As of June 30, 1997, the Company was in compliance with all of these covenants and restrictions.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1995, certain of the Company's subsidiaries filed their federal income tax returns on the cash basis of accounting. Effective January 1, 1995, these subsidiaries changed their method of accounting from the cash to the accrual method for federal income tax purposes. Accordingly, previously deferred income of approximately $47 million at January 1, 1995 will be included in taxable income over a four year period, which began in 1995, resulting in an accelerated tax liability of $16 million. The Company made income tax payments of approximately $2.0 million in the first six months of 1997 ($1.4 million in the second quarter) and anticipates additional payments of approximately $2.0 million for the remainder of 1997 related to this change in income tax accounting.

On May 6, 1997, shareholders approved a transaction to issue equity securities to Virgil R. Williams and James M. Williams for $10 million in cash. The Company believes the equity investment should provide improved financial strength and stability because it is long-term equity capital. The Company has applied the proceeds of the equity investment to the reduction of its credit facilities. As a result of this equity investment, the Company should have the ability, among other things, to address longer-term opportunities such as devoting capital resources and management time to the growth of its market share in the U.S. and internationally, and to strategically integrate its U.S. and international operations with expanded business development efforts. Additionally, the Company believes that a stronger equity base will allow it to maintain and broaden relationships with its customers, employees and suppliers as a result of these constituencies' increased confidence in the Company's stability and in the Company's enhanced flexibility to service particular needs.

The Company believes that its cash provided by operations and borrowings available under the bank credit facilities will be sufficient to meet its base operating requirements and capital expenditures through December 31, 1997. The Company's ability to fund growth, other than at minimum levels, will depend on profitability and working capital management, primarily in the areas of accounts receivable and work in progress. Management believes that the Company's operating performance is improving, thus reducing the likelihood of both operating profit and working capital management falling below acceptable levels.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the Company Common Stock fund under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. In the first six months of 1997, such trades out of the Plan totaled $214,000 ($203,000 in the second quarter).

CASH PROVIDED BY OPERATIONS

Cash provided by operations in the first six months of 1997 was $2.3 million compared to $13.0 million for the same period in 1996. While the level of net income increased from $.7 million in 1996 to $1.8 million in 1997, several factors attributed to the overall decrease in cash from operations. As noted previously, financing costs amortization in 1996 was $1.0 million greater than 1997. The timing of the deferred tax reversal related to the change from cash to accrual methods for income tax reporting and its impact on quarterly estimated tax payments resulted in a $2.4 million decrease in net cash provided. While the combination of accounts receivable and work in progress provided $.4 million more cash in the first six months of 1997 versus 1996, certain prepayments resulted in a $.7 million use of cash in 1997 versus $.3 million cash provided in 1996. Increases in accounts payable and accrued expenses balances provided cash of $.4 million in 1997 versus $2.8 million in 1996. This $2.4 million decrease in cash in the first six months of 1997 versus 1996 is primarily attributable to the timing of certain payments. Finally, the largest six months on six months decrease in cash provided by operations was due to the reduction in the billings in excess of costs and fees earned on contracts in progress. While providing cash of $1.2 million in the first six months of 1996, lower advance payments and advance billings, primarily in the International Group, caused a reduction, or use of cash, of $3.6 million in the first six months of 1997.

CAPITAL EXPENDITURES

Capital expenditures for the first six months of 1997 were $4.8 million which represents an increase of $2.2 million from the first six months of 1996. This increase includes a $3.7 million expenditure for the buyout of a building previously leased under a leveraged lease facility. Total capital expenditures were in line with the Company's 1997 capital expenditures plan, as well as within the limits imposed by the revised credit facilities. The Company is required to limit capital spending to approximately $9.6 million in 1997. In order to continue to enhance productivity and potentially increase earnings, the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company has no other material commitments for purchases of additional equipment.

DIVIDENDS

Dividends on Common Stock are prohibited under the 1997 bank credit facilities. On June 30, 1997, as required by the terms of the Preferred Stock, the Company paid a dividend of $.126 per preferred share, or $120,548 in the aggregate, to the holders of the Preferred Stock.

FORWARD LOOKING STATEMENTS

The above statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the construction sector in particular, competitive factors, including price pressures, the ability to control internal costs that are not passed on to the Company's clients, the ability to manage cash flow and working capital, the ability to obtain longer term financing on acceptable terms to support the Company's operations and other factors referenced elsewhere herein.

EFFECT OF INFLATION

General economic inflation had a minimal effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.

PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

On May 6, 1997 the Company sold 956,613 shares of 8% Cumulative Redeemable Preferred Stock (the "Preferred Stock") to Virgil R. Williams and James M. Williams for $10 million in cash. The sale of the Preferred Stock was exempt from registration under the Securities Act of 1933, as amended (the "1933 Act") based upon the Company's reliance on Section 4(2) and Regulation D of the 1933 Act. The shares of Preferred Stock were sold to Virgil R. Williams and James M. Williams each of whom represented to the Company that they were accredited investors (as such term is defined in Regulation D of the 1933 Act).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held May 6, 1997 in Atlanta, Georgia, for the purpose of considering and voting on three proposals. Proposal No. 1 was to consider and vote on the approval of the Securities Purchase Agreement ("Agreement") dated as of March 21, 1997 between Virgil R. Williams and James M. Williams (collectively, "Investor") and the Company. The Agreement included the issuance of a number of shares of a newly created Preferred Stock, equal to approximately one-third of the Company's Common Stock and common stock equivalents, together with warrants exercisable for a period of twelve (12) years to purchase the same number of shares of Common Stock. Also included in this Proposal was the approval of the execution of stock option agreements between the Company and Investor whereby the Company grants Investor the right to purchase up to 900,000 shares of Common Stock of the Company and an option to purchase additional shares of Common Stock representing one-half of the number of shares subject to any incentive stock options granted as of the closing of the Agreement, by the Company to certain optionholders, exercisable when and if such incentive stock options are exercised.

Proposal No. 2 was to consider and vote on a proposal to amend the Company's Stock Option Plan to increase the maximum number of shares of Common Stock that may be issued and sold thereunder from 375,000 to 500,000. Finally, Proposal No. 3 was to elect a Board of thirteen (13) directors of the Company to serve until the next Annual Meeting and until their successors are duly elected and qualified.

The votes for Proposal Nos. 1 and 2 are detailed below:

         Proposal          For        Withheld
      --------------  ------------  -------------
         Number 1      1,377,564      233,333
         Number 2      1,236,538      349,528

The votes for Proposal No. 3 are detailed below:

               Directors              For      Withheld
      --------------------------   ---------   --------

        Bruce C. Coles             1,400,953    212,028
        James I. Dangar            1,416,827    196,155
        Andrew J. Young            1,417,696    195,285
        Clarence D. Zimmerman      1,402,677    210,304
        Geoffrey J. Brice          1,439,351    173,631
        Frank B. Lockridge         1,428,995    183,986
        Robert B. Fooshee          1,402,652    210,329
        Fredrick J. Krishon        1,427,678    185,303
        Steven Muller              1,421,227    191,754
        Walter T. Kiser            1,411,822    201,159
        John Williams              1,423,199    189,783
        Peter D. Brettell          1,431,422    181,559
        Clay E. Sams               1,442,848    170,133

ITEM 6.  Exhibits and Reports on Form 8-K

             (a)   Exhibits

                       11 - Computation of Earnings Per Share     Page:       17

             (b)   Reports on Form 8-K

                       Form 8-K filed April 23, 1997               Items 5 and 7

                                 SIGNATURE
                                 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Law Companies Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LAW COMPANIES GROUP, INC.



/s/ R. B. Fooshee
-------------------------------------
Robert B. Fooshee
Chief Financial Officer and Treasurer

Dated:  August 14, 1997