Form 10-Q
period 1997-09-30
LAW COMPANIES GROUP INC
filed 1997-11-13
CIK 853323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997  or
                                ------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number   0-19239
                        ---------

                            LAW COMPANIES GROUP, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Georgia                                 58-0537111
   -------------------------------------      ------------------------------
       (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)              Identification Number)


114 TownPark Drive, Kennesaw, Georgia                            30144
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:     (770) 590-4600
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

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at October 31, 1997 was 1,882,101.

                                TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
           as of September 30, 1997 and December 31, 1996 ...................................1

         Condensed Consolidated Statements of Income
           for the Quarters Ended September 30, 1997 and September 30, 1996
           and Nine Month Periods Ended September 30, 1997 and September 30, 1996 ...........3

         Condensed Consolidated Statements of Cash Flows
           for the Nine Month Periods Ended September 30, 1997 and September 30, 1996........4

         Notes to Condensed Consolidated
           Financial Statements..............................................................5


         ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS ...................................................7


PART II.  OTHER INFORMATION

         ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K................................13

SIGNATURE...................................................................................14


PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(in thousands)




                                                          September 30,                 December 31,
                                                               1997                        1996
                                                         -----------------           ------------------
Assets
Current assets:
    Cash and cash equivalents                             $     9,572                 $    8,097
    Billed fees receivable, net of allowance                   54,304                     57,015
    Unbilled work in progress                                  32,057                     29,961
    Other receivables                                           1,207                        805
    Employee advances                                             415                        586
    Prepaid expenses                                            3,795                      2,599
    Deferred income taxes                                           0                        200
                                                         ----------------            -----------------

Total current assets                                          101,350                     99,263

Property and equipment:
    Land and buildings                                         12,027                      8,448
    Equipment                                                  36,040                     34,656
    Vehicles                                                    3,265                      3,674
    Furniture and fixtures                                     12,255                     12,329
    Leasehold improvements                                      3,499                      3,792
                                                         ----------------            -----------------
                                                               67,086                     62,899
    Less accumulated depreciation and
       amortization                                            42,991                     40,263
                                                         ----------------            -----------------
                                                               24,095                     22,636
Other assets:
    Equity investments                                          1,130                      1,313
    Goodwill, net                                              13,356                     14,136
    Deposits and other assets                                   3,802                      1,349
                                                         ----------------            -----------------
                                                               18,288                     16,798
                                                         ----------------            -----------------

                                                          $   143,733                 $  138,697
                                                         ================            =================

See accompanying notes.

CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(in thousands)



                                                                            September 30,           December 31,
                                                                                 1997                   1996
                                                                          -----------------       -----------------
Liabilities and shareholders' equity

Current liabilities:
    Short-term borrowings                                                 $        678            $       240
    Accounts payable                                                            15,998                 18,383
    Billings in excess of costs and fees earned on contracts in
      progress                                                                  13,123                 14,771
    Accrued payroll and other employee benefits                                  9,655                 11,584
    Accrued professional liability reserve                                       4,279                  4,367
    Other accrued expenses                                                      17,541                 14,194
    Income taxes payable                                                         5,149                  5,059
    Current portion of long-term debt                                           30,373                  2,206
    Deferred income taxes                                                          969                      0
                                                                          ----------------       ------------------

Total current liabilities                                                       97,765                 70,804

Long-term debt                                                                  13,919                 42,847

Deferred income taxes                                                            2,691                  6,363

Minority interest in equity of subsidiaries                                      1,093                  1,093

Cumulative redeemable preferred stock; issued
         and outstanding:  956,613 shares in 1997
         and 0 shares in 1996                                                    9,859                      0

Shareholders' equity:
Common stock--$1 par value; authorized: 10,000,000 shares;
      issued and outstanding: 1,882,114 shares in 1997 and
      1,905,422 in 1996                                                          1,882                  1,905
Additional paid in capital                                                      15,037                 15,063
Retained earnings                                                                7,961                  5,683
Foreign currency translation adjustment                                         (6,474)                (5,061)
                                                                          ----------------       ------------------
                                                                                18,406                 17,590
                                                                          ----------------       ------------------

                                                                          $    143,733           $    138,697
                                                                          ================       ==================


See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LAW COMPANIES GROUP, INC.
(in thousands, except per share data)

                                                       For the Quarters                   For the Nine Month Periods
                                                      Ended September 30                      Ended September 30
                                               ---------------------------------       ----------------------------------
                                                    1997              1996                  1997               1996
                                               ---------------    --------------       ---------------    ---------------
Gross fees                                     $    78,131        $    78,607           $  232,954        $   243,864
Less:  Cost of outside services                      8,459              8,960               25,914             28,662
                                               ---------------    --------------       ---------------    ---------------

Net fees                                            69,672             69,647              207,040            215,202

Direct costs and expenses:
    Payroll                                         20,663             20,506               61,501             63,410
    Job related expenses                             7,994              8,225               23,701             23,488
                                               ---------------    --------------       ---------------    ---------------

Gross profit                                        41,015             40,916              121,838            128,304

Indirect costs and expenses:
    Payroll                                         15,067             14,848               46,296             47,428
    Other expenses                                  22,513             23,028               65,720             72,488
                                               ---------------    --------------       ---------------    ---------------

Operating income                                     3,435              3,040                9,822              8,388

Other income (expense):
    Interest expense                                (1,042)            (1,164)              (3,025)            (3,560)
    Deferred financing costs                          (275)              (315)                (915)            (1,947)
    Other income (expense)                              43                (22)                (267)               144
                                               ---------------    --------------       ---------------    ---------------

    Income before income taxes and
      equity investments                             2,161              1,539                5,615              3,025

Income tax provision                                (1,152)              (983)              (2,718)            (1,830)

Equity investments                                     (39)                18                  (53)                67
                                               ---------------    --------------       ---------------    ---------------

Net income                                     $       970        $       574           $    2,844        $     1,262
                                               ---------------    --------------       ---------------    ---------------

Less:  preferred stock dividend
    and accretion                                     (283)                --                 (458)                --
                                               ---------------    --------------       ---------------    ---------------

Net income available to common
    shareholders                               $       687        $       574           $    2,386        $     1,262
                                               ===============    ==============       ===============    ===============

Net income per common share                    $       .36        $       .30           $     1.26        $       .66
                                               ===============    ==============       ===============    ===============

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAW COMPANIES GROUP, INC.
(in thousands)

                                                                                    For the Nine Month Periods
                                                                                        Ended September 30
                                                                               --------------------------------------
                                                                                     1997                 1996
                                                                               -----------------    -----------------
Operating activities
     Net income                                                                   $  2,844            $    1,262
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               5,974                 7,694
         Provision for losses on receivables                                           127                   748
         Provision for losses on claims                                                (89)                  280
         Deferred income taxes                                                      (2,502)               (1,307)
         Undistributed (income) losses from equity investments                          53                   (67)
         (Gain) loss on disposal of property and equipment                             325                  (121)

         Changes in operating assets and liabilities:
              Billed fees receivable                                                (2,878)                2,593
              Unbilled work in progress                                              1,245                 1,342
              Other current assets                                                  (1,426)                1,579
              Accounts payable and accrued expenses                                   (870)                 (968)
              Billings in excess of costs and fees earned on
                contracts in progress                                               (1,654)                2,424
                                                                               -----------------    -----------------
     Net cash provided by operating activities                                       1,856                15,459

Investing activities
         Purchases of property and equipment                                        (6,313)               (3,333)
         Proceeds from disposal of property and equipment                               82                    28
         Other, net                                                                    483                   305
                                                                               -----------------    -----------------
  Net cash used in investing activities                                             (5,748)               (3,000)

Financing activities
         Net (payments) proceeds on short-term borrowings                              438                  (443)
         Net (payments) proceeds on revolving line of credit and
           long-term borrowings                                                       (762)               (9,365)
         Deferred financing costs                                                   (3,447)                 (643)
         Issuance of common stock and warrants                                         150                     0
         401(k) Company stock match (repurchases)                                     (306)                  319
         Issuance of redeemable preferred stock                                      9,850                     0
         Preferred dividends paid                                                     (321)                    0
                                                                               -----------------    -----------------
  Net cash provided by (used in) financing activities                                5,602               (10,132)
Effect of exchange rate changes on cash                                               (235)                   24
                                                                               -----------------    -----------------
Increase in cash and cash equivalents                                                1,475                 2,351
Cash and cash equivalents at beginning of period                                     8,097                 4,913
                                                                               -----------------    -----------------
Cash and cash equivalents at end of period                                        $  9,572            $    7,264
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

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1996 included in the Company's Form 10-K. The accompanying condensed consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the nine months ended September 30, 1997 may not be indicative of the results that may occur during the year ending December 31, 1997.

NOTE 3 - On February 7, 1997, the Company obtained an amendment to its credit facilities from its banks, extending the maturity date through February 6, 1998. Consequently, the long-term debt of approximately $27.5 million under these amended facilities has been classified as current as of September 30, 1997. For a description of these credit facilities, see Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1996 in the Company's Form 10-K.

NOTE 4 - On February 14, 1997, the Board of Directors approved a curtailment in the United States defined benefit pension plan effective March 28, 1997. Benefits ceased accruing to vested participants on March 28, 1997. As a result, the Company recognized a gain on curtailment of $1.8 million in the first quarter of 1997.

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

The Preferred Stock is entitled to voting rights equal to the number of common shares represented by the warrants. The Preferred Stock may vote on all matters except those expressly provided in the Company's bylaws and articles and in applicable law. The Preferred Stock is entitled to elect Preferred Directors representing one less than a majority of the Company's Board of Directors.

NOTE 6 - Earnings per share are computed by dividing net income less the preferred stock dividend and the accretion of discount on the preferred stock issuance by the weighted average number of common shares outstanding. Under earnings per share calculations, warrants and options are considered to be common stock equivalents. However, for the nine months ended September 30, 1997, the calculation of earnings per share excludes the effect of the outstanding warrants and options as they are considered anti-dilutive.

NOTE 7 - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change to primary earnings per share for the third quarter and nine months ended September 30, 1997 and September 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for the third quarter and nine months is not expected to be material.

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

                                                         Qtr to Qtr                                        Year to Year
                                                           Dollar                                             Dollar
                              Quarters Ended              Increase         Nine Month Periods Ended          Increase
                               September 30              (Decrease)              September 30               (Decrease)
                         --------------------------   -----------------   ----------------------------   -----------------
                            1997          1996          1997 Vs 1996          1997           1996          1997 Vs 1996
                         ------------  ------------   -----------------   -------------  -------------   -----------------
Net fees                    100.0%       100.0%              0.0%             100.0%         100.0%            (3.8%)

Gross profit                 58.9%        58.7%              0.2%              58.9%          59.6%            (5.0%)

Indirect costs and
  expenses                   53.9%        54.4%             (0.8%)             54.1%          55.7%            (6.6%)

Operating income              4.9%         4.4%             13.0%               4.7%           3.9%            17.1%

Net income                    1.4%         0.8%             69.1%               1.4%           0.6%           125.5%



Results of Operations

Consolidated net fees of $207.0 million for the first nine months of 1997 decreased 3.8% from net fees of $215.2 million for the same period in 1996. Third quarter 1997 net fees of $69.7 million were virtually unchanged when compared to third quarter 1996 net fees of $69.6 million. The Domestic Group's net fees decreased 6.7% from $144.5 million for the first nine months of 1996 to $134.8 million for the same period in 1997. This decrease is largely the result of two factors. First, having emerged from losses in 1994 and 1995, the Company placed its primary focus during 1996 on cost structure and competitiveness which was purposefully at variance with fee growth. Second, the lack of environmental regulatory pressure has stabilized the environmental markets and has resulted in increased competition. The Company has seen its environmental business decline from 1996 to 1997. Third quarter net fees for the Domestic Group decreased 1.4% from $46.4 million in 1996 to $45.9 million in 1997. This smaller quarter to quarter decrease (versus the larger nine months to nine months decrease) reflects the Company's efforts to improve its business development initiatives during the quarter, to return fees to 1996 levels and grow fees in subsequent periods. The International Group's net fees increased 2.1% from $70.7 million in the first nine months of 1996 to $72.2 million in 1997. Third quarter net fees for the International Group increased 2.8% from $23.2 million in 1996 to $23.8 million in 1997. These net fee increases were primarily due to a weaker US dollar when compared to the pound sterling. The average value of the dollar decreased by 6.1% in the first nine months of 1997 when compared to the first nine months of 1996 and 4.9% when compared to the third quarter of 1996. The International Group's net fees in pound sterling for the first nine months of 1997 were negatively affected by a hold on government expenditures surrounding the United Kingdom general election.

The consolidated gross profit margin decreased from 59.6% in the first nine months of 1996 to 58.9% for the same period in 1997. For the third quarter, the consolidated gross profit margin showed an increase from 58.7% in 1996 to 58.9% in 1997. The Domestic Group's gross profit margin decreased slightly to 64.8% in the first nine months of 1997 from 65.0% for the same period in 1996. For the third quarter, the Domestic Group's gross profit margin increased slightly to 64.7% in 1997 from 64.0% in 1996. The slight decrease for the first nine months reflects competitive pressures, beginning in 1996, faced in the markets served by the Domestic Group. In response, the Company has focused on improving project execution and service delivery, which has resulted in an increased gross profit margin for the third quarter as compared to the third quarter of 1996. The International Group's gross profit margin decreased slightly from 48.6% in the first nine months of 1996 to 47.8% for the same period in 1997. For the third quarter, the International Group's gross profit margin decreased to 47.6% in 1997 from 48.1% in 1996. These decreases were due to project performance issues and increased competitive pressures in several of the International Group's markets as well as an increase in direct job-related expenses, which produce a smaller profit margin.

Consolidated indirect costs and expenses decreased to $112.0 million, or 54.1% of net fees, for the first nine months of 1997 compared to $119.9 million, or 55.7% of net fees, in 1996. For the third quarter of 1997, indirect costs and expenses decreased to $37.6 million, or 53.9% of net fees, compared to $37.9 million, or 54.4% of net fees, for the same period in 1996. These decreases ($7.9 million, or 6.6%, for the first nine months of 1997 and $.3 million, or
 .8%, for the third quarter of 1997) were attributable to the continued positive impact of the Company's cost reduction and labor utilization initiatives. These initiatives were designed to maximize efficiency and profitability, to effect substantive change in the culture of the Company, and to improve utilization. A significant level of savings has been produced from re-aligning staffing levels and matching human resources to a lower level of revenue, resulting in severance and termination benefits totalling $0.5 million. Evaluations of specific offices and staff re-alignment have continued through the first nine months of 1997. The Company has continued to improve procurement activities in order to reduce material and services costs by taking advantage of negotiated national contracts which leverage the Company's purchasing power for its U.S. operations. National contracts which consolidated the purchasing of office supplies, travel services, office equipment, telecommunications and cellular services, off-site data management, forms management, and vehicle leasing have provided a full nine months of benefit in 1997 versus partial benefit in the first nine months of 1996. Reductions in corporate overhead functions, primarily departmental re-alignment, position elimination, and attrition, have also been a factor in the overall decrease in indirect expenses.

Additionally, in the first quarter of 1997, the Company curtailed its United States defined benefit pension plan. As a result, the Company recognized a gain on curtailment of $1.8 million in the first quarter of 1997 and has recorded the gain as a reduction of other indirect costs and expenses.

Interest expense decreased to $3.0 million in the first nine months of 1997 compared to $3.6 million in the first nine months of 1996. For the third quarter of 1997, interest expense decreased to $1.0 million compared to $1.2 million for the third quarter of 1996. These decreases were related to lower average outstanding debt. Amortization of deferred financing costs of $.9 million related to the renegotiation of the Company's credit facilities were also recorded in the first nine months of 1997 ($.3 million in the third quarter of 1997) versus $1.9 million in the first nine months of 1996 ($.3 million in the third quarter of 1996). This $1.0 million decrease is directly attributable to the lower level of fees associated with the 1997 facility renegotiation versus the 1996 facility renegotiation.

The effective income tax rates for the first nine months of 1997 and 1996 were 48.4% and 60.5%, respectively. The 1997 and 1996 third quarter effective income tax rates were 53.3% and 63.9%, respectively. The effective tax rates were higher than the statutory federal rate of 34% due primarily to the effect of state income taxes and certain nondeductible expenses. The reduction in the effective tax rates from 1996 to 1997 is attributable to the growth of pretax profits in 1997, which bear income tax expense at marginal income tax rates.

Net income for the nine months ended September 30, 1997 was $2,844,000. This compares with net income of $1,262,000 for the first nine months of 1996. The net income for the third quarter of 1997 was $970,000 compared with net income of $574,000 for the third quarter of 1996.

Net income available to common stockholders for the nine months ended September 30, 1997 was $2,386,000, or $1.26 per common share. This compares with net income available to common shareholders of $1,262,000, or $.66 per common share, for the first nine months of 1996. The net income available to common shareholders for the third quarter of 1997 was $687,000, or $.36 per common share, compared with net income available to common shareholders of $574,000, or $.30 per common share, for the third quarter of 1996.

Currency Translation

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' economic environments by utilizing a combination of current, average, and historic exchange rates, with translation impacts being included in income. The foreign subsidiaries functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing current and average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant in the first nine months of 1997. The translation of the Company's foreign subsidiaries' in the first nine months of 1997 resulted in a $1.4 million change in the Foreign Currency Translation Adjustment component of shareholders' equity. This change was caused by a 5.1% decrease in the strength of the dollar relative to the pound sterling from the rate at December 31, 1996 to the rate at September 30, 1997.

Debt and Short-term Borrowings

The Company reported debt and short-term borrowings of $45.0 million at September 30, 1997, compared to $45.3 million at December 31, 1996. On February 7, 1997, the Company amended and restated its current credit facilities (the "1997 Facilities") with an extension to February 6, 1998. Consequently, borrowings of $27.5 million under these facilities are classified as current at September 30, 1997. The 1997 Facilities may be extended by the Company's banks for up to two additional years. In the third quarter, the Company has solicited proposals to refinance its credit facilities. The Company has received three separate proposals from three banks for long-term credit facilities and is currently engaged in an evaluation and negotiation process. The Company intends to secure long-term credit facilities prior to the expiration of its current credit facilities.

The 1997 Facilities include certain restrictions relating to, among other things, maintaining debt within approved limits, limitations on capital expenditures and share repurchases, achievement of certain fixed charge and interest coverage ratios, and other financial covenants, and are secured by substantially all assets of the Company and substantially all stock of its subsidiaries. As of September 30, 1997, the Company was in compliance with all of these covenants and restrictions.

Liquidity and Capital Resources

Prior to 1995, certain of the Company's subsidiaries filed their federal income tax returns on the cash basis of accounting. Effective January 1, 1995, these subsidiaries changed their method of accounting from the cash to the accrual method for federal income tax purposes. Accordingly, previously deferred income of approximately $47 million at January 1, 1995 will be included in taxable income over a four year period, which began in 1995, resulting in an accelerated tax liability of $16 million. The Company made income tax payments of approximately $3.4 million in the first nine months of 1997 ($1.1 million in the third quarter) and anticipates additional payments of approximately $1.1 million for the remainder of 1997 related to this change in income tax accounting.

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

The Company believes that its cash provided by operations and borrowings available under the bank credit facilities will be sufficient to meet its base operating requirements and capital expenditures through December 31, 1997. The Company's ability to fund growth will depend on profitability and working capital management, primarily in the areas of accounts receivable and work in progress. Management believes that the Company's operating performance is improving, thus reducing the likelihood of both operating profit and working capital management falling below acceptable levels.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the Company Common Stock fund under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. In the first nine months of 1997, such trades out of the Plan totaled $306,000 ($92,000 in the third quarter).

Cash Provided by Operations

Cash provided by operations in the first nine months of 1997 was $1.9 million compared to $15.5 million for the same period in 1996. While the level of net income increased from $1.3 million in 1996 to $2.8 million in 1997, several factors attributed to the overall decrease in cash from operations. As noted previously, financing costs amortization in 1996 was $1.0 million greater than 1997. The timing of the deferred tax reversal related to the change from cash to accrual methods for income tax reporting and its impact on quarterly estimated tax payments resulted in a $2.5 million decrease in net cash provided. The combination of accounts receivable and work in progress provided $5.6 million less cash in the first nine months of 1997 versus 1996. This is reflective of the progress made in invoicing and collections in 1996 to position the Company at a level of balance for 1997. Certain prepayments resulted in a $1.4 million use of cash in 1997 versus $1.6 million cash provided in 1996. Finally, the largest nine months on nine months decrease in cash provided by operations was due to the reduction in the billings in excess of costs and fees earned on contracts in progress. While providing cash of $2.4 million in the first nine months of 1996, lower advanced payments and advanced billings, primarily in the International Group, caused a reduction, or use of cash, of $1.7 million in the first nine months of 1997.

Capital Expenditures

Capital expenditures for the first nine months of 1997 were $6.3 million which represents an increase of $3.0 million from the first nine months of 1996. This increase includes a $3.7 million expenditure for the buyout of a building previously leased under a leveraged lease facility. Total capital expenditures were in line with the Company's 1997 capital expenditures plan, as well as within the limits imposed by the revised credit facilities. The Company is required to limit capital spending to approximately $9.6 million in 1997. In order to continue to enhance productivity and potentially increase earnings, the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company has no other material commitments for purchases of additional equipment.

Acquisitions

In August 1997, the Company acquired African Consulting Engineers, Inc. (ACE), an engineering consulting firm located in South Africa, for a purchase price of approximately $0.6 million in cash and notes payable. The Company believes that the transportation planning and design services provided by ACE form a natural extension of the services currently provided in that region. The acquisition has been recorded using the purchase method of accounting and is not significant to the Company's results for the quarter ended September 30, 1997.

Dividends

Dividends on Common Stock are prohibited under the 1997 bank credit facilities. As required by the terms of the Preferred Stock, the Company paid dividends to the holders of the Preferred Stock. These dividends included $.126 per preferred share on June 30, 1997 and $.209 per preferred share on September 30, 1997 for an aggregate of $320,547.

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

PART II.   OTHER INFORMATION



ITEM 6.    Exhibits and Reports on Form 8-K

                 (a)   Exhibits

                         11 - Computation of Earnings Per Share Page:      15

                         27 - Financial Data Schedule (SEC Use Only)

                 (b)   Reports on Form 8-K

                         None

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Law Companies Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LAW COMPANIES GROUP, INC.


/s/ R. B. Fooshee
-----------------------------------------
Robert B. Fooshee
Chief Financial Officer and Treasurer


Dated:  November 13, 1997