Form 10-K
period 1997-12-31
LAW COMPANIES GROUP INC
filed 1998-03-31
CIK 853323

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 X   Annual Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
---  Act of 1934 - (Fee required) For the fiscal year ended December 31, 1997.

--- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from ______________ to ______________.

Commission file number 0-19239

                            LAW COMPANIES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Georgia                                   58-0537111
     ------------------------------           --------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporated or organization

    114 Townpark Drive, Kennesaw, GA                         30144
    ------------------------------------               ----------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 1998.
Common Stock, $1 par value - $30,020,429.

The number of shares outstanding of the Registrant's class of common stock as of March 23, 1998.
Common Stock, $1 par value - 1,889,176.


                             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definite proxy statement for the 1998 Annual Meeting of Shareholders of the Company are incorporated by reference into Parts I and III.

PART I

ITEM 1 - BUSINESS

OVERVIEW AND HISTORY

Law Companies Group, Inc. (the "Company") is a worldwide professional services firm operating mainly in the engineering services industry. The Company provides consulting, design and management services in the water, environmental, transportation, commercial construction, and government sectors.

The Company's services range from feasibility studies and financial and economic appraisals through all stages of planning, design, contract administration, environmental and risk assessment, laboratory analysis, work site clean up, project and construction management to commissioning and completion. These services are provided through the following market-focused groups of the
Company:

         United States (U.S.) Group - The services provided by this group include the Company's traditional business of geotechnical engineering, construction services, and materials engineering and testing as well as environmental services such as regulatory compliance planning, field data collection, laboratory analysis, data evaluation and interpretation, engineering design, waste site cleanup, and consultation services on environmental matters.

         International  Group  - The  Company  is a  major  provider  of  multi-
        disciplinary consulting, design, and management services for infrastructure, engineering, environmental, industrial, and building projects at each stage from project conception to completion, with on-going follow-up in the operations and maintenance phases. These services are provided in Europe, Africa, Asia, the Middle East, and Central and South America.

The Company's U.S. and international operations are based in Atlanta, Georgia and Reading, Berkshire, United Kingdom, respectively, with approximately one hundred offices throughout the United States, and in Europe, Africa, Asia, and the Middle East (see Notes to the Consolidated Financial Statements included in
Item 8 herein, including Note 12 as to geographical area data).

Originally founded in 1946, the Company has grown through a number of acquisitions and through internal growth. The Company historically has entered new geographic regions in order to capitalize on economic development in those regions.

Recent Transactions

On May 6, 1997, the shareholders of the Company authorized and approved a transaction between the Company and Virgil R. Williams and James M. Williams, Jr., each director of the Company (collectively, the "Investors") pursuant to which the Company sold to the Investors:

          (a) An aggregate of 963,398 shares of Preferred Stock together with correlating warrants to purchase the same number of shares of Common Stock (the "Correlating Warrants");

        (b) Options to purchase an aggregate of up to 900,000 shares of Common Stock, which number declines to 200,000 shares over time (the "Options"); and

        (c) Additional options to purchase shares of Common Stock exercisable when and if certain incentive stock options are exercised (the "Plan Options").

In consideration, the Investors paid to the Company an aggregate of $10,000,000.

Each share of Preferred Stock is convertible, at the option of the holder, into one share of Common Stock until May 6, 2004, when each share of Preferred Stock becomes convertible into an "Adjusted Number" of shares of Common Stock (determined pursuant to the terms of the Company's Articles of Incorporation). Notwithstanding the foregoing, upon exercise of Correlating Warrants, the Investor that exercised such Correlating Warrants forfeits the right to convert a number of shares of Preferred Stock equal to the number of shares of Common Stock issued upon exercise of the Correlating Warrants. Further, upon conversion of shares of Preferred Stock, an equal number of Correlating Warrants shall be canceled.

The Correlating Warrants are exercisable at an exercise price determined upon the achievement of certain benchmarks contained in the Company's Bylaws (as restated on May 6, 1997).

The Options are exercisable at various exercise prices through December 31, 2006. In each twelve month period in which all Options are not exercised in full, the number of Options available for exercise during the following twelve month period shall be reduced. The Plan Options provide that upon an exercise of an incentive stock option (by an option holder other than the Investors) granted prior to May 6, 1997, the Investors have the right to purchase, on the same conditions, a number of shares of Common Stock equal to one-half of the shares acquired by such option holder pursuant to such option exercise.

The Company and the Investors also entered into a Preferred Shareholder Agreement, pursuant to which, for a period of two years, unless the majority of the directors elected by the holders of the Common Stock consent or either of the Investors should die, neither Investor may transfer any of the Preferred Stock or rights therein except to certain specified individuals or entities. That agreement also provided that in the event of a proposed sale to an unrelated party following the death of either of the Investors, the Company has a right of first refusal to acquire the Preferred Stock. In addition, for two years after the Closing Date, neither Investor is permitted to acquire any Common Stock, options, subscriptions, warrants, calls, commitments or rights from any other shareholder of the Company unless a majority of the Common Directors consent in writing. For a period beginning two years after May 6, 1997 and ending four years after such date, neither Investor individuall, nor the Investors together, may acquire or hold Common Stock or any outstanding security or other instrument from the other shareholders, which, together with the shares underlying the Correlating Warrants and the Options exceed 50% of the outstanding shares of the Company on a fully diluted basis, without the consent of the majority of the Common Directors.

The Company and the Investors also entered into a Registration Rights Agreement pursuant to which the Company granted the Investors registration rights with respect to shares of Common Stock issuable upon conversion or exercise of the Preferred Stock, the Correlating Warrants, the Options and the Plan Options. The rights include on demand registration and piggyback registration rights.

The holders of Preferred Stock have the right to elect the Preferred Directors and must consent to the Common Director's nomination of the Swing Director, which consent my not be unreasonably withheld.

On September 25, 1997, with the consent of the Common Directors of the Company, James M. Williams, Jr. transferred his Preferred Shares to the Williams Family Partnership LP, of which Mr. Williams, Jr. is a general partner. In addition, he transferred his portion of the Options, the Correlating Warrants and the Plan Options to that partnership.

In August 1997, the Company acquired the assets and businesses of African Consulting Engineers, Inc. ("ACE"), an engineering consulting firm located in South Africa, for a purchase price of approximately $600,000 in cash and notes payable. The Company believes that the transportation planning and design services provided by ACE form a natural extension of the services that the Company currently provides in that region.

Unless the context otherwise requires, the "Company" refers to Law Companies Group, Inc., a Georgia corporation, and its consolidated subsidiaries. The Company's principal executive offices are located at 114 TownPark Drive, Kennesaw, Georgia 30144 and its telephone number is (770) 396-8000.

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), which represent the Company's expectations or beliefs. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described in the Company's filings with the Securities and Exchange Commission (the "Commission"), as well as general economic conditions in each of the geographic regions served by the Company and industry trends could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


U.S. GROUP SERVICES

General

During the last three fiscal years, the U.S. Group's net fees have decreased as a percentage of the Company's total net fees representing approximately 65%, 67%, and 68% in 1997, 1996, and 1995, respectively. The decrease from 67% in 1996 to 65% in 1997 was primarily the result of the Company's focus on cost structure and competiveness which was purposefully at variance with fee growth. In addition, the lack of environmental regulatory pressure has softened the demand in environmental markets; this in turn has resulted in increased competition. The Company has seen its environmental business decline from 1996 to 1997. The International Group had an increase in fees due primarily to a weaker US dollar when compared to the pound sterling. See "International Group Services."

The Company's services in the U.S. are divided into four major business divisions: engineered construction, facilities engineering services, industrial engineering services, and environmental services.

(a) Engineered Construction - The Company's skilled specialists include engineers, metallurgists, geologists, chemists, architects, and technicians. They are involved with virtually every phase of construction projects. The Company's experts play an integral part in the planning, designing, materials selection, and construction of a project. They are on site early, assessing ground conditions so that they can recommend cost-effective foundation and retaining structures. The Company's construction specialists are involved with construction inspection and quality control, construction specification reviews, test evaluation and performance, record keeping, and problem solving. On some projects they are supported by laboratories that provide full-service testing capabilities for all types of building materials and products.

The Company employs geotechnical engineers and earth scientists, including established specialists in soils engineering, hydrology, geology, geophysics, seismology, and rock mechanics. Through exploratory and laboratory techniques, the Company endeavors to determine the behavior of soil, rock, and water as these media are affected by natural phenomena and construction activities at the particular construction site. The Company also provides comprehensive site analysis and expertise in underground design and earthquake engineering. The Company recommends or designs building foundations, site improvements, tunnels, dams, impoundments and related structures and evaluates the safety of existing structures. Geotechnical services commence with project planning and design, extend into construction, and often continue through the in-service life of the structure.

(b) Facilities Engineering Services - The Company's facilities experts assess the condition of all types of facility elements and provide evaluations and recommendations for: roofing, pavements; structures; asbestos abatement; curtain walls; glazing; mechanical, electrical, plumbing systems, surveys of existing facilities, and the analysis of failure of materials, products , or facilities. The Company's engineers and technicians use advanced computer databases, computer-aided drafting technology, and geographic information systems to store, retrieve, process, and report facility assessment information. The Company's engineers prepare rehabilitation designs and related contract documents and provide contract administration and quality control functions in accordance with the intent and scope of the project.

The Company's ability to model the probable performance and economic service life of facility components provides facility owners and managers the information necessary to plan, schedule, and budget for maintenance of their facilities thereby enabling them to reduce disruption to business operations. This also allows prospective buyers or sellers of existing facilities to predict maintenance requirements and associated costs as part of potential transactions.

The Company aids clients in the selection and evaluation of materials for new construction, as well as the repair, maintenance, rehabilitation, and renovation of existing facilities. The Company provides extensive on-site and laboratory testing and evaluation of products, including construction materials and equipment products. The Company's investigative and problem-solving capabilities cover a wide range of materials including concrete, masonry, asphalt, steel, other metals, plastics, epoxies, sealants, and asbestos.

(c) Industrial Services - The Company's industrial manufacturing and process consultants assess the condition of manufacturing process equipment through destructive and non-destructive testing. The Company evaluates elements such as pressure vessels, storage tanks, boilers, control systems, conveyer systems, piping, and valves to develop preventive maintenance programs and to identify and implement required actions to reduce the need for repairs or minimize disruption to production processes.

The ability of the Company's personnel to track the condition and performance of equipment and to predict the useful service life of production and utility equipment allows owners and operators to maximize the benefits of properly scheduled maintenance and repair activities.

(d) Environmental Services - The Company's environmental scientists, engineers, and other skilled specialists serve industrial, commercial, and governmental clients dealing with all aspects of environmental siting, water and resource development, permitting, regulatory compliance, and remediation. The Company's environmental services encompass practice areas that include: remediation management and site cleanup, evaluations in connection with acquisitions and divestitures of industrial or commercial property, environmental siting and permitting, water resources and water quality management, occupational health and safety, tank management, and hazardous and solid waste management.

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

Hazardous waste laws, regulations, and liability concerns have created significant financial exposure for those parties associated with the transfer of industrial or commercial properties. This liability can impact buyers, sellers, developers, and lenders. The Company specializes in the independent evaluation of environmental conditions for facilities and property being bought or sold. On-site inspections and site history reviews are conducted by the Company's professionals who advise clients regarding the nature and extent of environmental problems and liabilities.

Optimum siting for initial construction or expansion of industrial facilities requires careful attention to environmental conditions, natural resource limitations, and regulatory compliance. The Company provides the technical services and permitting support to address siting and permit issues related to water supply, waste water management, meteorology and air quality, geology and soils, seismic hazards, aquatic and terrestrial ecology, wetlands and archaeology.

The Company's geologists, hydrologists, and water resources engineers are experienced in all phases of water resources management, including development of ground-water and surface water supplies for industrial, agricultural, and municipal clients. Additionally, the Company's engineers have successfully designed and permitted waste water treatment and disposal systems for industrial concerns and municipalities.

The Company assists clients in complying with regulations of the Occupational Safety and Health Administration, the Environmental Protection Agency ("EPA"), and other agencies which regulate employee health and safety. The Company's certified industrial hygienists, scientists, and professional engineers are experienced in monitoring, assessing, and controlling exposure to asbestos, particulates, fibers, welding fumes, metals, organic vapors, heat stress, and noise. The Company also provides consulting and laboratory services in testing, sampling, analysis, and risk assessment for various clients.

The Company's storage tank management services include integrity testing, monitoring systems, leakage assessment, remedial action, tank removal and closure, responding to new regulatory requirements and designing of new installations.

The Company's hazardous waste site services include assessment and characterization, and the selection, design, and implementation of remedial actions. The Company's technical consultants work closely with clients and their legal counsel to develop cost effective compliance programs. The Company has extensive experience with soil and sub-surface designs including landfills, impoundments, ground-water recovery and treatment, waste removal and closure, cut-off walls, cover systems, in-place treatment and stabilization, grouting, and land treatment.

INTERNATIONAL GROUP SERVICES

The International operations comprised 35%, 33%, and 32% of consolidated net fees in 1997, 1996, and 1995, respectively. The International Group provides consulting, design, and managerial services including:


    Feasibility and preinvestment studies                   Commissioning
    Strategic and master planning                           Economic and financial appraisals
    Advice  on  private  finance  initiatives               Community co-ordination and development
    Agricultural services                                   Environmental modeling
    Environmental  audits,  assessments                     Network analysis
      and management                                        Business consulting
    Site investigations,  surveys  and  models              Project and construction management
    Logistics  studies                                      Value engineering and risk management
    Design                                                  Project planning
    Contract  administration                                Pollution control and remediation
    Cost engineering                                        Procurement
    Tender  documentation evaluation                        Technical assistance and training
    Supervision of construction

Services are primarily performed in relation to infrastructure, business, and commercial development, including but not limited to the following sectors:


    Business consulting                                     Restructuring
    Logistics                                               Engineering   and   construction
    Water supply and wastewater                             Dams and hydroelectricity
    Tunnels and caverns                                     Irrigation and drainage
    Roads                                                   Environmental
    Bridges                                                 Railways
    Docks and harbors                                       Airports
    Commercial buildings                                    Public buildings and institutions
    Residential buildings                                   Industrial facilities
    Air bases                                               Leisure facilities
    Army facilities                                         Naval bases


A significant portion of the International Group's work is performed for governmental clients in the United Kingdom and worldwide.

(a) Feasibility and Pre-Investment Studies - The Company provides clients with advice on the technical and economic feasibility of potential projects based on detailed financial, economic, environmental and regional development studies and the assessment of technical and other potential construction and engineering risk factors associated with the project. The Company also assists in the project formulation and provides support in preparing funding applications to obtain project financing. The Company's personnel include civil, structural, mechanical, electrical, and geotechnical engineers; transport planners/analysts; economists; financial analysts; project and construction managers; surveyors; architects and town planners; and environmental scientists and engineers.

(b) Bid and Contract Administration - The Company assists clients during the bid process through the preparation of detailed project specifications and drawings, bills of materials, prequalification of prospective contractors, evaluation of actual bids submitted, and providing recommendations on the award of contracts. The Company provides contract administration, including negotiation of the contract with the successful contractor, preparation of contract documents, verification and certification of contractor applications for payment, and investigation and analysis of contract claims.

(c) Project Planning, Design, and Management - The Company's engineers, architects, environmental specialists, planners and other professionals assist in the development of a master plan based on the project objectives. The plan takes into consideration the project's sequencing, staffing needs, time and monetary budgets, and other factors which relate to a specific project's successful completion. The Company's multidisciplinary design teams work with the client through all of the design stages of a project, from the concept stage, through construction to commissioning. Project management is the control applied to the project process and includes planning and scheduling, estimating and cost control, procurement, monitoring and reporting, value engineering, quality assurance, and safety management.

(d) Construction Supervision and Management - The Company offers complete construction supervision and management services for both new construction and remedial projects of all sizes and complexities. The Company's engineers and project and construction managers act in a liaison capacity with the client and contractors, providing job- site instructions and project coordination on a day-to-day basis.

(e) Private Finance Initiatives - The Company offers separate services to governments, financial institutions, concession and construction tenderers and their supporting banks to assist governments in meeting the challenge of procurement of major infrastructure projects at a time of scarce financial resources in the public sector.

Service elements vary from project to project but may include among others: project viability studies for potential private finance involvement in projects, carried out principally for governments (and their agencies) and financial institutions; tender preparation assistance to potential concessionaires; design services to the winning concessionaire or construction contractor; audit services to banks supporting concession tenders and further audits during the
construction  or  implementation   phase;   transaction   assistance  services,
predominantly environmental due diligence audits for the financial and commercial institutions and multinational investors in their proposed investment plans.

MARKETING AND BUSINESS STRATEGY

The Company's marketing strategy emphasizes its ability to offer a broad range of specialized services designed to meet the business requirements of its clients in a timely, cost-efficient, and business value-added manner. The Company has the organization and capability to undertake not only small tasks requiring a few professionals but also the management, staffing, design and implementation of major construction projects lasting several years, involving numerous Company personnel and occurring in diverse geographic locations worldwide.

The Company is able to take advantage of its professional competence, excellent client service, and ability to understand and develop solutions to complex business requirements. In order to maintain its reputation and level of client service, the Company places great emphasis on the continual need for its professionals to stay abreast of current developments and changes within the engineering and environmental services market. The Company's marketing efforts rely on repeat customers, referrals and the development of new clients by the Company's local offices with the assistance of the Company's National Business Development ("NBD") Programs. The NBD programs support the Company's local business operations through the development of marketing brochures and marketing training programs, and developing and maintaining accounts with potential major national clients. In addition to the national and local marketing personnel and office managers, marketing efforts are conducted by many of the Company's corporate executives, officers, and various other senior employees.

The Company's clients include multi-national companies, private investors, financial institutions, newly privatized institutions, real estate developers, property owners, construction contractors, architectural firms, structural engineers, educational institutions, manufacturers, industrial facilities, agricultural entities, municipalities and a wide array of governmental organizations. The Company has performed work for thousands of clients in over 160 countries on six continents.

The Company has strategically positioned itself to minimize the affects of major changes in economic or general business conditions in three general ways: 1) certain types of the Company's services have a degree of inherent protection from economic downswings due to the nature of the service itself, 2) through the diversity of geographical areas serviced, and 3) the Company's position in a broad cross section of market sectors. The firm's international business is principally engineering design concentrated in civil, environmental, and construction management services. The design phase of construction work has a long lead time and a comparatively long delivery period, and owners tend to continue the design of future projects even if current projects are slowed. To some extent, the engineering evaluation of in-place facilities and structures is actually counter-cyclical to the construction industry as owners seek to make existing buildings more serviceable in the face of reduced new construction. Since the Company provides services in a number of different foreign countries, spanning numerous diverse economic environments, it is unlikely that all such economic environments will be at the same phase in an economic cycle at any one time. Geographic diversity provides the Company with a relative degree of insulation from, and balancing of, economic cycles.

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

The Company derived approximately 8% of its 1997 U.S. operations gross fees from agencies of the United States Federal Government (the "US Government"). The majority of this business came from time and material, and fixed price contracts which are not renegotiable. Some contracts are on a cost plus fixed fee or cost plus award fee basis and are renegotiable based on actual incurred costs. Virtually all US Government contracts contain a standard clause which allows the US Government to terminate any contract for its convenience. While the US Government has the right to terminate contracts for its convenience, the Company does not expect that the US Government will exercise the option to terminate any existing contracts. However, there can be no assurances that the US Government will not exercise the right to terminate such contracts. During 1996, the Defense Contract Audit Agency ("DCAA") division of the United States Department of Defense issued an unfavorable financial capabilities audit based on the Company's financial performance for the three years ended December 31, 1995. During 1997, the DCAA performed a financial capabilities audit on the Company, and the results were favorable as a result of improvements in the financial performance of the Company during 1996 and 1997. The Company received the new DCAA audit report from the ACO in October 1997 which effectively removed any financial capabilities impediment to winning new US Government projects.

BACKLOG

At December 31, 1997, the Company's contracted backlog was approximately $205 million as compared to $190 million at December 31, 1996. The Company estimates that approximately $179 million of the December 31, 1997 backlog will be completed by the end of 1998. The majority of the Company's backlog consists of long-term contracts ranging from less than $20,000 to approximately $45 million and having remaining duration from less than one year up to 8 years. The Company's backlog is subject to revision due to cancellations, modifications, and changes in the scope of work, design or scheduling with respect to particular projects. While management believes that the backlog estimates are accurate, there can be no assurances as to the amount of such backlog that will be realized.

RAW MATERIALS AND INVENTORY

Raw materials  are not  essential to the  operation of the  Company's  business.
Inventory   similarly  does  not  play  a  significant  role  in  the  Company's operations.

TRADEMARKS

The Company and its subsidiaries operate under several registered and unregistered trademarks and trade names, but these are not significant to the Company's operations. Registered trade names include: "Law Engineering and Environmental Services, Inc." (federally registered in the United States) and "Law/Crandall, Inc." (California only). Registered trademarks include "Safesoil", registered to Ensite, Inc., a wholly-owned subsidiary of the above-mentioned Company.

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

Cost plus fixed fee contracts and hourly fee plus direct expenses contracts are often subject to a dollar ceiling for work performed with respect to a designated scope of services. All contracts normally provide that ceilings or lump sums will be adjusted upward if the scope of services is expanded by the client. In accordance with industry practice, most of the Company's cost plus fixed fee contracts are subject to termination at the discretion of the client. In such event, the Company is ordinarily reimbursed for costs incurred and paid for fees earned through the date of termination. The Company has not experienced any significant amount of discretionary client terminations. Regardless of the form of contract, the Company attempts to negotiate a basis of compensation which reflects the projects complexity and the degree of technical risk required to satisfactorily perform the services.

COMPETITION

The Company competes on a U.S. and international basis. The markets in which the Company provides services are all highly competitive and the Company is subject to competition with respect to each of the services it provides. The Company competes primarily on the basis of quality of service, expertise, experience and reputation, availability of personnel, and, to a lesser extent, price. In all phases of the Company's business, competitors range from small local firms to major national and international companies. No single entity, however, including the Company, currently dominates any of the Company's principal areas of business although some competitors have greater financial resources and may have more public recognition than the Company. To the knowledge of the Company, no reliable data is available with respect to the total size of the market for engineering and consulting services for the full range of services which the Company and its subsidiaries provide.

REGULATION

Professional

The practice of engineering and architecture is regulated by statute in all states of the United States and in most other countries. Substantially all such jurisdictions require an engineer or architect to be licensed by the jurisdiction's registration board as a condition to rendering professional services in that jurisdiction. Some jurisdictions require persons providing geological services to be licensed. There are also numerous requirements for licenses or certifications involving asbestos consulting. In general, the Company has not experienced any material difficulty in complying with such licensing requirements.

Environmental

Public concern over health, safety, and the environment has resulted in the enactment of a wide range of environmental laws. These laws and their implementing regulations affect nearly every industrial and commercial activity. As these laws were implemented, the environmental services industry experienced rapid growth. The Company believes that the market for environmental services will not continue to grow at prior levels. There can be no assurances that future changes in the law will not have an adverse effect on the Company's business in the environmental area.

The  principal  federal  statutes  (and  regulations   promulgated   thereunder)
affecting the business of the Company and its clients are:

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund Act" or "CERCLA"). The Superfund Act addresses practices involving hazardous substances and imposes liability for cleaning up contamination in soil and groundwater. CERCLA imposes liability on persons responsible for disposal of hazardous substances that have been or are threatened to be released into the environment and allows the federal and state governments to require the cleanup of waste sites. The Company assists parties and potential responsible parties in assessment of contamination, development of remedial plans, and monitoring of remediation implementation.

The Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA" or "SARA TITLE III"). EPCRA contains provisions relating to emergency planning, emergency release notification, and reporting on chemical use, storage, and release. The emergency planning and community right-to-know provisions require subject industries to provide information on numerous hazardous materials that can affect a community and its residents through either accidental releases or routine emissions. The Company helps industries comply with these extensive reporting requirements.

The Resource Conservation and Recovery Act of 1976 ("RCRA"). While Superfund seeks to remedy the damage caused by historically contaminated waste sites, RCRA imposes a comprehensive regulatory scheme on the management of newly-generated hazardous wastes at active facilities. RCRA, and the regulations thereunder, establish a comprehensive regulatory program applicable to hazardous waste from the time it is created by industry until it is properly disposed of and imposes requirements for management of hazardous waste and record-keeping for any entity that generates, transports, treats, stores, or disposes of hazardous wastes. Another requirement for existing and new hazardous waste facilities is the procurement of detailed permits specifying construction, operating and closure standards, soil and groundwater corrective action, and post-closure monitoring and care for disposal facilities. RCRA provides for criminal and civil liability for violation of its provisions. RCRA is complex and difficult to implement. The Company assists its clients in complying with RCRA and its regulations.

RCRA also regulates petroleum and hazardous substance underground storage tanks. The Company assists its clients in investigating and cleaning up releases from such tanks and provides assistance to clients who must come into compliance with these regulations.

RCRA Subtitle D regulates the disposal of solid waste. It requires that states or regions develop solid waste management plans and also establishes criteria for sanitary landfills, requires closing or upgrading of open dumps, and provides for federal grants to improve solid waste facilities and for discarded tire disposal. The Company's work under the Subtitle D involves assessment, upgrading, and cleanup of landfills and open dumps.

National Environmental Policy Act of 1970 ("NEPA"). NEPA requires an analysis of the environmental impact of any major federal action, including the issuance of federal environmental permits for industrial facilities that may significantly affect the quality of the environment. In each instance, a detailed statement must be prepared to address the environmental impact of the proposed action. In those cases where an environmental impact statement is required, the effects of the proposed activity on the environment must be thoroughly investigated and any adverse impacts must be avoided or minimized before a permit will be issued. Major energy and mineral developments, including pipelines, and large new industrial plants are examples of projects that require construction and operating permits and which can, therefore, trigger the environmental impact statement process. The Company's principal activities under NEPA involve preparing, or assisting in the preparation of such environmental impact statements.

The Toxic Substances Control Act of 1976 ("TSCA"). TSCA authorized the EPA to gather information on the risks posed by chemicals and to regulate the use and disposal of polychlorinated biphenyls ("PCBs"). This statute addresses, among other things, the use and handling of PCB transformers and the remediation of any release of PCBs into the environment. Portions of TSCA also deal with asbestos-related issues. The Company's principal work under TSCA involves field sampling, site reconnaissance, development of remedial programs, and monitoring of construction activities at sites involving PCB contamination and asbestos materials.

Clean Air Act of 1970, as amended in 1977 and 1990 ("Clean Air Act"). The Clean Air Act regulates the emission of air pollutants. Provisions of the Clean Air Act authorized the EPA to set maximum acceptable contaminant levels in the ambient air, to control emissions of certain toxic materials, and to ensure compliance with air quality standards. The 1990 Amendments strengthen and expand the Clean Air Act to: facilitate attainment of health-based primary National Ambient Air Quality Standards; provide an accelerated, technology-based air toxics program; impose stricter motor vehicle controls; provide new acid rain provisions; provide ozone protection and strengthen permitting and enforcement. The Company's activities under the Clean Air Act include sampling analysis, pre-construction permitting, impact assessments of air emissions on ambient air quality, and assistance with the acquisition of Title V permits.

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

Stormwater Regulations. On November 16, 1990, the EPA issued final regulations that require the operators of certain industrial activities and municipal storm sewers to obtain permits for discharges of stormwater. Stormwater discharges were largely unregulated before the EPA issued these rules. Selected operations that the rules affect include manufacturing facilities, transportation facilities, mining and exploration activities, some construction projects, and storm sewers. The Company assists affected operators and contractors in achieving compliance with the stormwater regulations.

State and Local Requirements. In addition to the federal environmental laws and regulations, there are numerous state and local statutes that roughly parallel the federal legislation and regulate the environment, some of which impose stricter environmental standards than federal laws and regulations. The Company works with clients to address compliance with such requirements.

POTENTIAL LIABILITY AND INSURANCE

The services the Company provides can involve significant risk of personal injury, property damage, and other financial losses related to such services, and the Company at times indemnifies its clients for losses and expenses incurred by them as a result of the Company's negligence and/or breach of contract. The Company maintains both a health and safety program and a quality assurance and quality control program to assist in minimizing the risk of damage to persons and property and the potential for resulting losses. In addition, the Company maintains professional liability, contractors pollution liability, commercial general liability and property and casualty coverage, automobile coverage, workers compensation coverage and other insurance when available at commercially reasonable rates in the insurance marketplace. Moreover, the Company often negotiates contractual terms and conditions with its various clients and provides risk management and liability training to various of its employees. In the opinion of management, all claims which have been asserted against the Company are either adequately covered by insurance or have been provided for in the financial statements. (See Note 10 to the Consolidated Financial Statements). Management believes that any remaining uninsured or unreserved claims will not in the aggregate have a material adverse effect on the financial condition of the Company. There can be no assurance that all possible types of liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits.

EMPLOYEES

As of December 31, 1997, the Company employed approximately 3,800 persons, which included approximately 1,650 engineers and scientists, 1,000 technicians and production support staff, 200 construction management and support staff, and 950 management and administrative personnel. The Company's ability to remain competitive will depend on its ability to retain and attract qualified personnel. None of the Company's employees are represented by a labor union; however, certain foreign countries in which the Company has employees have specific statutes governing certain employee issues which place restrictions on the Company. In 1997, the Company continued to manage the size and make-up of its workforce to improve operating efficiency. Work force reductions were limited to specific geographic areas or specific markets. Management considers relations with its employees to be satisfactory. See "Market for Registrants' Common Stock and Related Shareholder Matters."

ITEM 2 - PROPERTIES

The Company and its U.S. subsidiaries lease offices in numerous cities throughout the United States for executive, administrative, engineering and environmental services, laboratory and warehouse activities. The leases generally have terms of three to ten years. The Company also owns buildings located in Houston, Texas; Jacksonville, Florida; Pensacola, Florida; Raleigh, North Carolina; and Tampa, Florida.

The Company's foreign subsidiaries lease offices in the United Kingdom, Indonesia, Kenya, Mauritius, Oman, Portugal, United Arab Emirates, Zimbabwe, Uganda, South Africa, Poland, and Belgium.

The Company believes that existing U. S. and international facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and offices. (See Note 5 of Notes to Consolidated Financial Statements included in
Item 8 herein, as to the Company's lease obligations.)

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance  with General  Instruction  G(3) of Form 10-K and Instruction 3 to
Item 401(b) of Regulation S-K, the following sets forth certain information as of March 23, 1998, with respect to those individuals who are Executive Officers of the Company.

BRUCE C. COLES, 53, joined the Company in September 1995 as Chairman of the Board of Directors and Chief Executive Officer of the Company. In 1996, Mr. Coles was elected President of the Company. He serves in a similar capacity with various subsidiaries of the Company, including Law Engineering and Environmental Services, Inc., and Gibb International Holdings, Inc. Mr. Cole currently serves as a director of Williams Group International, Inc. which is owned by Virgil R. Williams and James M. Williams, Jr.

From May 1994 through August 1995, Mr. Coles was President, Chief Executive Officer, and/or Chairman of Stone & Webster Incorporated, an international engineering, consulting and construction services company. Prior to August 1995, Mr. Coles held various technical and management positions with Stone & Webster Incorporated and its related affiliates since June 1968. Mr. Coles also serves on the National Board of Directors of Junior Achievement, the Board of Councilors of The Carter Center, the Board of the Civil Engineering Research Foundation, the advisory council for the Accreditation Board for Engineering and Technology and the Civil Engineering Association of the University of Maine.

ROBERT B. FOOSHEE, 55, joined the Company in January 1996 as Executive Vice President and Chief Financial Officer. Mr. Fooshee also serves as Treasurer of the Company. Mr. Fooshee has been a director of the Company since 1996. Prior to joining the Company, Mr. Fooshee provided consulting services for RBF & Associates, a financial consulting company, from February 1995 until joining the Company. From August 1994 through January 1995, Mr. Fooshee was Executive Vice President and Chief Financial Officer for Eddie Haggar Limited, an apparel manufacturing and marketing company. From June 1992 until August 1994, Mr. Fooshee was Chief Financial Officer for The Fresh Market, a retail gourmet grocery market. From April 1986 until June 1992, Mr. Fooshee was Chief Financial Officer for Kayser-Roth Corporation, a consumer products company.

W. ALLEN WALKER, age 47, joined Sir Alexander Gibb and Partners Ltd., a wholly-owned subsidiary of the Company, in the United Kingdom as Finance Director in August 1989. He later served as Director of Administration and Finance beginning in August 1992. Mr. Walker returned to the United States and became Vice President of Finance for the Company in January 1994. Currently, Mr. Walker serves as an Executive Vice President of Operations for the Company. Mr. Walker also serves as a director for Law Engineering and Environmental Services, Inc., the Company's U.S. operating company. Prior to joining the Company, Mr. Walker was a senior manager in the Audit Department for Ernst & Young LLP in Atlanta, Georgia.

ROBERT S. GNUSE, age 51, joined the Company in 1974. He has served in various technical and management positions with the Company and/or its related affiliates. Most recently, Mr. Gnuse serves as Senior Vice President of Marketing for the Company. Mr. Gnuse also serves as a director of Law Engineering and Environmental Services, Inc., the Company's U.S. operating company.

LAWRENCE  J.  WHITE,  age 51,  joined the  Company in 1994 as Chief  Information
Officer. He also serves as a Senior Vice President of the Company. Prior to coming to the Company, Mr. White was the Chief Information Officer of Roy F. Weston, Inc., an environmental engineering company, from 1989 until June 1994.

JON A. McCARTHY, age 43, joined the Company in 1987 as Business Development Manager. He has since served in various technical and management positions with the Company and/or its related affiliates. Since January 27, 1997, Mr. McCarthy has served as Senior Vice President of Human Resources for the Company.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(a) Market Price of and Dividends on the Registrant's Common Equity.

General

There currently is no established trading market for shares of the Company's Common Stock, and although substantially all of the outstanding shares have been registered under applicable securities laws, no assurance can be given that a liquid market will develop in the future or that quotations for the Common Stock will be available. Additionally, the Company does not maintain stock price information from transactions involving purchases and sales of outstanding shares of Common Stock. As of March 23, 1998, there were approximately 1,554 holders of record of the Company's Common Stock. The Company did not pay any dividends on its Common Stock during the fiscal years ended December 31, 1996 or 1997. Further, the Company's existing credit facility with Bank of America prohibits the payment of cash dividends on the Company's Common Stock.

Stock Bulletin Board Program

In November 1997, the Company established a Stock Bulletin Board Program (the "Program") pursuant to which the Company maintains a list of (i) shareholders and employees of the Company who have notified the Company that they are interested in buying shares of the Company's Common Stock and (ii) shareholders and employees of the Company who are interested in selling shares of the
Company's Common Stock. The lists include the names of the interested shareholders and employees together with the number of shares such person is interested in buying or selling and information regarding how the shareholder or employee can be contacted. The lists merely set forth the names of persons (including telephone numbers or other contact mechanisms) who are interested in buying or selling the specified numbers of shares of the Company's Common Stock, and there is no assurance that any transaction will occur as to any particular number of shares or at any particular price. The Company does not compile or disseminate any price information in connection with the Program. Each transaction through the Program must be executed by the buyer and seller independent of the Company. Only shareholders and employees of the Company are eligible to participate in the Program.

The Company will update the lists quarterly and distribute the current lists of interested buyers and sellers (i) annually coinciding with the release of audited annual financial information, (ii) quarterly coinciding with the release of unaudited quarterly financial information and (iii) upon the request of an interested shareholder or employee.

The Company is not a registered national securities exchange, broker, dealer, securities information processor, clearing agency or investment advisor. Each offer as well as transaction must be conducted by the buyer and seller in accordance with applicable federal and state securities laws, including, without limitation, antifraud and anti-manipulation provisions and registration or exemption requirements. Any person that is a broker-dealer, an associated person of a broker-dealer or who has a state securities license is responsible for identifying that fact when participating in the Program. "Two-sided quotes" in which a person indicates a bid to buy at one price and an offer to sell at a higher price are prohibited. The registration requirements of the federal securities laws apply to all offers and sales through the Program, absent an available exemption and any offers and sales of controlled or restricted securities may be made in reliance upon the Section 4(1) exemption under the Securities Act of 1933, as amended, if all of the requirements of Rule 144 promulgated by the Securities and Exchange Commission thereunder are satisfied.

Shareholders and employees who have an interest in buying, and shareholders who have an interest in selling, shares of the Company's Common Stock through the Program should contact the Program Administrator, Debra R. Isbitts at Law
Companies Group, Inc., 3 Ravinia Drive, Suite 1830, Atlanta, Georgia 30346, telephone number (770) 390-3266. Ms. Isbitts also serves as transfer agent on behalf of the Company with respect to any transfers of shares of Common Stock.

401(k) Plan Valuation

Pursuant to the terms of the Law Companies Group, Inc. 401(k) Savings Plan (the "401(k) Plan"), the Company is required to obtain on a quarterly basis an independent appraisal of the Company for purposes of determining the "fair market value" of the Common Stock for purposes of the 401(k) Plan. Accordingly, the Company engages two independent appraisers to conduct quarterly appraisals of the Company. The Company utilizes independent appraisals for purposes of the valuation of the Common Stock of the Company held in the 401(k) Plan. As of December 31, 1997, the appraised value was $14.82 per share of Common Stock. No assurances can be given that the appraisals reflect the actual price at which the Common Stock has traded or would have traded had there been a market for the Common Stock.

(b) Recent Sales of Unregistered Securities.

Not Applicable


ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below under the captions "Income Statement Data" for each of the years in the five year period ended December 31, 1997 and "Balance Sheet Data" as of the end of each of such years is derived from the Audited Consolidated Financial Statements of the Company. This information should be read in conjunction with the Consolidated Financial Statements as of December 31, 1997, and for each of the years in the three year period ended December 31, 1997, included elsewhere in this Annual Report.


                                                       Year Ended December 31

                                  1997          1996         1995          1994          1993
                              ------------- ------------- ------------ ------------- -------------
Income Statement Data:
   Net Fees                     $277,701      $286,282     $314,873      $314,102      $312,971
   Net Income (Loss)              $4,081        $1,910      ($2,266)     ($11,464)       $4,069
   Earnings (Loss) Per Share:
      Basic                        $1.77         $1.00       ($1.19)       ($5.32)        $1.66
      Diluted                      $1.60         $1.00       ($1.19)       ($5.32)        $1.63
   Cash Dividends Per Share        $ .00         $ .00        $ .00         $ .26         $ .40

Balance Sheet Data:
   Working Capital               $32,415       $28,459      $30,384       $28,895       $39,803
   Total Assets                 $145,768      $138,697     $148,304      $155,612      $159,671
   Long Term Liabilities         $45,071       $50,303      $59,915       $58,807       $52,732
   Shareholders' Equity          $19,341       $17,590      $15,826       $19,375       $38,763


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, (i) the percentage of net fees represented by certain items reflected in the Company's consolidated statements of income and (ii) the percentage increase (decrease) in each of such items from the prior year. The Company measures its operating performance on the basis of net fees, since a substantial portion of gross fees are a pass- through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. This table and the subsequent discussion should be read in conjunction with the selected consolidated financial data and the Consolidated Financial Statements and notes to Consolidated Financial Statements contained elsewhere in this Annual Report.


                                                                              Year to Year Dollar
                                         Year Ended December 31               Increase (Decrease)

                                  1997           1996          1995      1997 vs. 1996  1996 vs 1995
                              -------------- ------------- ------------- -------------- -------------

Net Fees                         100.0%         100.0%        100.0%        (3.0%)         (9.1%)

Gross Profit                      58.2%         59.3%         60.7%         (4.8%)        (11.1%)

Indirect Costs and Expenses       53.2%         55.2%         58.3%         (6.5%)        (13.9%)

Operating Income (Loss)           5.0%           4.1%          2.3%          18.2%         58.9%

Net Income (Loss)                 1.5%           0.7%         (0.7%)        113.7%         184.3%

Results of Operations

Comparison of 1997 and 1996

Consolidated net fees for 1997 decreased 3.0% to $277.7 million from $286.3 million in 1996. Net fees for the U.S. operations decreased to $181.3 million in 1997, or 4.8%, from $190.4 million in 1996. These decreases were largely the result of two factors. First, having emerged from losses in 1994 and 1995, the Company placed its primary focus during 1996 on cost structure and competitiveness which was purposefully at variance with fee growth. Second, the lack of environmental regulatory pressure has softened the demand in the environmental markets and has resulted in increased competition. The Company has seen its environmental business decline from 1996 to 1997. The decrease has been partly mitigated by the Company's efforts to improve its business development initiatives during the year, to return net fees to 1996 levels and grow fees in subsequent periods.

The International Group's net fees increased to $96.4 million for 1997 from $95.9 million in 1996. This small increase is largely the result of a weaker US dollar when compared to the pound sterling. The average value of the dollar decreased by 4.8% in 1997 when compared to 1996. The International Group's net fees in pound sterling for 1997 were negatively affected by a hold on government expenditures surrounding the United Kingdom general election.

The consolidated gross profit margin decreased to 58.2% in 1997 from 59.3% for 1996. The U.S. Group's gross profit margin decreased slightly from 64.9% for the year ended 1996 to 64.6% for the year ended 1997. The small decrease in margin reflects competitive pressures, beginning in 1996, faced in the markets served by the U.S. Group. In response, the Company has focused on improving project execution and service delivery which has stabilized the gross profit margin. The International Group's gross profit margin decreased from 48.2% in 1996 to 46.2% in 1997. This decrease was due to project performance issues and increased competitive pressures in several of the International Group's markets as well as an increase in direct job-related expenses, which produces a smaller profit margin.

Consolidated indirect costs and expenses were $147.8 million in 1997 compared to $158.1 million in 1996. This decrease of $10.3 million, or 6.5%, is attributable to the continued positive impact of the Company's cost reduction and labor utilization initiatives. These initiatives were designed to maximize efficiency and profitability, to effect substantive change in the culture of the Company, and to improve labor utilization. A significant level of savings has been produced from re-aligning staffing levels and matching human resources to a lower level of revenue, resulting in severance and termination benefits totalling $0.6 million. Evaluations of specific offices and staff re-alignment have continued throughout 1997. The Company has continued to improve procurement activities in order to reduce material and services costs by taking advantage of negotiated national contracts which leverage the Company's purchasing power for its U.S. operations. National contracts which consolidated the purchasing of office supplies, travel services, office equipment, telecommunications and cellular services, off-site data management, forms management, and vehicle leasing have provided a full year of benefit in 1997 versus partial benefit in 1996. In 1997, the Company has also advanced its efforts to lower real estate and office occupancy costs. Transactions related to these efforts provided some benefit to 1997 results and will provide ongoing benefit in subsequent periods. The Company recorded charges totaling $1.4 million related to these real estate transactions. Reductions in corporate overhead functions, primarily departmental re-alignment, position elimination, and attrition, have also been a factor in the overall decrease in indirect expenses. Additionally, in the first quarter of 1997, the U.S. Group curtailed its defined benefit pension plan. As a result, the Company recognized a gain on curtailment of $1.8 million. This gain was a direct reduction of other indirect costs and expenses.

Interest expense decreased from $4.7 million in 1996 to $4.0 million in 1997. With the Company's continued focus on cash management efforts, lower average outstanding bank debt contributed to the decreased interest expense. Lower interest rates in the Company's re-negotiated credit facilities also contributed to lower interest expense in 1997. During 1997 and 1996, the Company expensed $1.5 million and $2.6 million, respectively, related to the amortization of costs associated with re-negotiating and securing its credit facilities. This $1.1 million decrease is directly attributable to the lower level of fees associated with the 1997 facility renegotiation versus the 1996 facility renegotiation.

In 1997, the Company recorded net income of $4.1 million, or $1.77 per share. This compares to net income in 1996 of $1.9 million, or $1.00 per share.


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

Indirect costs and expenses were $158.1 million in 1996 compared to $183.6 million in 1995. This decrease of $25.5 million, or 13.9%, is primarily the result of several programs initiated in late 1995 or early 1996, focused on improving the U.S. business. These initiatives were designed to maximize efficiency and profitability and to effect substantive change in the culture of the Company and to improve labor utilization. The activity that produced the greatest level of savings was re-aligning staffing levels and matching human resources to a lower level of revenue. The Company also focused on improving procurement activities in order to reduce material and services costs by taking advantage of negotiated national contracts which leverage the Company's purchasing power for its U.S. operations. During the year, national contracts were implemented which consolidated the purchasing of office supplies, travel services, office equipment, telecommunications and cellular services, off-site data management, forms management, and vehicle leasing. The Company continued to review its overhead cost structure to analyze the functions provided by each department and the related value of these functions. The reductions in the corporate overhead functions during 1996 consisted primarily of departmental realignment and the resulting elimination of positions, as well as reducing staff through attrition.

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

Currency Translation

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' economic environments by utilizing a combination of current, average, and historic exchange rates, with translation impacts being included in income. The foreign subsidiaries' functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing current and average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant in 1997, 1996, or 1995. The translation of the Company's foreign subsidiaries' in 1997 resulted in a $1.3 million change in the Foreign Currency Translation Adjustment component of shareholders' equity. This change highlighted the decrease in the strength of the dollar compared primarily to the pound sterling in 1997.


Income Taxes

For information regarding the effects of income taxes on the results of operations of the Company, see Notes 1 and 8 of the Notes to Consolidated Financial Statements included elsewhere in this Report and "Liquidity and Capital Resources."

Debt and Short-Term Borrowings

The Company reported debt and short-term borrowings of $45.6 million at December 31, 1997, compared to $45.3 million at the end of 1996. Debt and short-term borrowings as a percentage of total capitalization amounted to 61% at December 31, 1997 compared to 72% at December 31, 1996.

On January 15, 1998, the Company refinanced its credit facilities (the "1998 Facility") with a bank with which the Company had no previous relationship. See
Note 4 to the Consolidated Financial Statements. The 1998 Facility bears a three-year term and two one-year extension options. The 1998 Facility includes certain restrictions relating to, among other things, limitations on capital expenditures and achievement of certain leverage and fixed charge ratios. The 1998 Facility is secured by substantially all of the assets of the Company's United States and United Kingdom operating subsidiaries. See also "Liquidity and Capital Resources."

Liquidity and Capital Resources

On May 6, 1997, shareholders approved a transaction to issue equity securities to Virgil R. Williams and James M. Williams, Jr. for $10 million in cash. The Company believes the equity investment should provide improved financial strength and stability because it is long-term equity capital. As a result of this equity investment, the Company should have the ability, among other things, to address longer-term opportunities such as devoting capital resources and management time to the growth of its market share in the U.S. and internationally, and to strategically integrate its U.S. and international operations with expanded business development efforts. Additionally, the Company believes that a stronger equity base will allow it to maintain and broaden relationships with its customers, employees and suppliers as a result of these constituencies' increased confidence in the Company's stability and in the Company's enhanced flexibility to service particular needs.

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash provided by operations and borrowings available under the bank credit facility will be sufficient to meet its requirements for the foreseeable future.

Prior to 1995, certain of the Company's subsidiaries filed their federal income tax returns on the cash basis of accounting. Effective January 1, 1995, these subsidiaries changed their method of accounting from the cash to the accrual method for federal income tax purposes. Accordingly, previously deferred income of approximately $47 million at January 1, 1995 will be included in taxable income over a four year period, which began in 1995, resulting in an accelerated tax liability of $16 million. The Company made income tax payments of approximately $4.1 million in 1996 and $4.5 million in 1997 related to this change in income tax accounting, leaving a remaining liability of $4.5 million.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the Company Common Stock fund under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. In 1997, 33,422 shares were traded out of the Plan totaling $456,000.

Cash Provided by Operations

While the level of net income increased from $1.9 million in 1996 to $4.1 million in 1997, several factors attributed to the overall decrease in cash provided by operations from $15.0 million in 1996 to $3.8 million in 1997. The level of non-cash expenses included in net income, primarily depreciation and financing costs amortization, decreased from $8.5 million in 1996 to $4.7 million in 1997. Depreciation has been reduced as the Company has taken a more deliberate approach to capital expenditures over the prior two years. Financing costs amortization reductions reflect control of the fees associated with the 1997 bank facility versus the 1996 bank facility.

The components of working capital, which provided $4.6 million in 1996, used cash of $4.9 million in 1997. This change is reflective of the significant cash management progress made in 1996 which generated cash from working capital compared with a growth in working capital in 1997.

Capital Expenditures

Capital expenditures for 1997 were $8.0 million, which represents an increase of $4.0 million from 1996. This increase includes a $3.7 million expenditure for the buyout of a building previously leased under a leveraged lease facility. Total capital expenditures were in line with the Company's 1997 capital expenditures plan. In order to continue to enhance productivity and potentially increase earnings, the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company believes that the limit of capital spending imposed by its credit facility ($7.0 million per year) is sufficient to meet foreseeable requirements. The Company has no other material commitments for purchases of additional equipment.

Acquisitions

In August 1997, the Company acquired African Consulting Engineers, Inc. (ACE), an engineering consulting firm located in South Africa, for a purchase price of approximately $0.6 million in cash and notes payable. The Company believes that the transportation planning and design services provided by ACE form a natural extension of the services currently provided in that region. The acquisition has been recorded using the purchase method of accounting and is not significant to the Company's results for the year ended December 31, 1997.

Dividends

Cash dividends on Common Stock have been and continue to be prohibited under bank credit facilities. As required by the terms of the Preferred Stock, the Company paid dividends to the holders of the Preferred Stock. These dividends totaled $0.5 million, or $.54 per preferred share.

Year 2000 Consequences

As the Company's core business services are engineering and environmental science professional consulting services, the delivery of these services is not critically dependent on any mainframe, mini-computer or personal computer based applications. Where computer applications are used to support the delivery of services to clients, the applications are personal computer based and fully Year 2000 compliant.

Of the Company's administrative support systems which are not Year 2000 compliant, the Company does not anticipate adverse difficulties or material costs associated with migrating to Year 2000 compliant systems. Implementation plans for compliant systems have been developed and are currently being executed so that all administrative support systems will be fully Year 2000 compliant by the end of 1998.

Effect of Inflation

General economic inflation had the effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company commence at page F- 1 of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Annual Report but is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of Form 10-K, the information contained with respect to Directors and executive officers of the Company in the Company's definitive proxy statement is incorporated herein by reference in response to this item. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4(A) of this Annual Report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission with respect to their ownership of the Company's Common Stock. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and representations that no other reports were required of those persons, the Company believes that during fiscal 1997, all filing requirements applicable to its directors and executive officers were complied with in a timely manner.

ITEM 11 - EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the information contained with respect to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive proxy statement and is incorporated herein by reference in response to this item.

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3) of Form 10-K, the information contained with respect to security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement and is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) of Form 10-K, the information with respect to certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive proxy statement and is incorporated herein by reference in response to this item.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

       (a) List of Financial Statements and Financial Statement Schedule The following consolidated financial statements of Law Companies Group, Inc. and subsidiaries are included herein commencing on page F- 1:

            Financial Statements:

            Report of Independent Auditors
            Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997
            Consolidated  Balance  Sheets  as of  December  31,  1997  and  1996
            Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997
            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997
            Notes to Consolidated Financial Statements

      Supplemental Financial Schedule:

            Schedule II - Valuation and Qualifying Accounts All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       (b) Reports on Form 8-K:

         None

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

     2.05 Redemption Agreement dated August 31, 1995 by and between Material Analytical Services, Inc. and Law Engineering, Inc. (Incorporated by reference to Form 10-K filed June 11, 1996, File No. 0-19239).

     2.06 Asset Purchase Agreement between IAM/Environmental, Inc. and Philip Environmental Services Corporation dated July 11, 1996 (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

     2.07 Stock Purchase Agreement between Law Companies Group, Inc. and Roy G. Dispasquale, Jeffrey A. Stocks, John M. Jazesf and E. Bradford Clark dated July 10, 1996 (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

     3.01 Third Restated Articles of Incorporation of the Company, as amended through February 21, 1996. (Incorporated by reference to Form 10-K filed June 11, 1996, File No. 0-19239).

     3.02 Bylaws of the Company, as amended through October, 1996 (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

     3.03 Restated Articles of Incorporation of the Company as amended through May 6, 1997.

     3.04 Bylaws of the Company as amended through May 6, 1997.

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

    10.04 The Law Companies Group, Inc. 401(k) Savings Plan, as amended. (Incorporated by reference to Form 10-K filed June 11, 1996, File No. 0-19239).

    10.05 Pension Plan, as amended, for Employees of Law Companies Group, Inc. and Adopting Subsidiaries, as amended and restated effective January 1, 1976 (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

    10.06 Employee Stock Purchase Plan, as amended (Incorporated by reference to Form 10-K filed April, 1994, File No. 0-19239).

    10.12 Agreement between the Company and Walter T. Kiser dated May 21, 1993 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

    10.21 Employment Agreement dated December 12, 1995 between the Company and James I. Dangar. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996, File No. 0-19239).

    10.23 Second Amended and Restated Revolving Credit Agreement dated as of February 7, 1997 by and among the Company, SunTrust Bank, Atlanta and National Bank of Canada (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

    10.25 Facility Agreement dated February 7, 1997 by and among the Company and Barclays Bank PLC (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

    10.31 Second  Amendment to the Law  Companies  Group,  Inc.  Pension Plan as
          Amended  and  Restated  dated  February  14,  1997   (Incorporated  by
          reference to Form 10-K filed March 25, 1997, File No. 0-19239).

    10.32 First Amendment to the Law Companies Group, Inc. 401(k) Savings Plan dated May 10, 1996 (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

    10.33 Second Amendment to the Law Companies Group, Inc. 401(k) Savings Plan dated August 14, 1996 (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

    10.34 Third Amendment to the Law Companies Group, Inc. 401(k) Saving Plan dated December 21, 1996 (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

    10.35 Fourth Amendment to the Law Companies Group, Inc. 401(k) Savings Plan dated February 14, 1997 (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

    10.36 Employment Agreement between the Company and Peter D. Brettell.

    10.37 Employment Agreement between the Company and Bruce C. Coles.

    10.38 Employment Agreement between the Company and Darryl B. Segraves.

    10.39 Employment Agreement between the Company and W. Allen Walker.

    10.40 Employment Agreement between the Company and Robert F. Fooshee.

    10.41 Credit Agreement dated January 15, 1998 by and among the Company, Bank of America National Trust and Savings Association, and Bank of America, FSB.

    10.42 Securities  Purchase Agreement between the Company and Messrs.  Virgil
          R. Williams and James Williams, Jr. dated May 6, 1997.

    10.43 Third Amendment (Fifth Amendment) to the Law Companies Group, Inc. 401(k) Savings Plan dated November 14, 1997.

    10.44 First Amendment (Third Amendment) to the Law Companies Group, Inc. Pension Plan dated August 27, 1997.

    10.45 Second Amendment to the Law Companies Group, Inc. 1990 Stock Option Plan dated May 6, 1997.

    21.01 Subsidiaries of the Company.

    23.01 Consent of Ernst & Young LLP.

    27.00 Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAW COMPANIES GROUP, INC.


Date:  ____________________          By:           /s/
                                          --------------------------------------
                                          Bruce C. Coles
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature             Title                                            Date
       /s/                   Director                                     March 30, 1998
-----------------
Peter D. Brettell

       /s/                   Chairman of the Board of Directors           March 30, 1998
-----------------            Chief Executive Officer, and President
Bruce C. Coles

       /s/                   Chief Financial Officer,                     March 30, 1998
-----------------            Treasurer, and Director
Robert B. Fooshee

       /s/                   Director                                     March 30, 1998
-----------------
Walter T. Kiser

       /s/                   Director                                     March 30, 1998
-----------------
Frank B. Lockridge

       /s/                   Director                                     March 30, 1998
-----------------
Joe A. Mason

       /s/                   Director                                     March 30, 1998
-----------------
Thomas D. Moreland

       /s/                   Director                                     March 30, 1998
-----------------
Steven Muller

       /s/                   Director                                     March 30, 1998
-----------------
Clay E. Sams

       /s/                   Corporate Controller                         March 30, 1998
-----------------
Kendall H. Sherrill

       /s/                   Director                                     ________, 1998
-----------------
James M. Williams, Jr.

       /s/                   Director                                     March 30, 1998
-----------------
John Y. Williams

       /s/                   Director                                     March 30, 1998
-----------------
Michael D. Williams

       /s/                   Director                                     March 30, 1998
-----------------
Virgil R. Williams


ITEM 14(a) FINANCIAL STATEMENTS

                            Law Companies Group, Inc.

                    Consolidated Audited Financial Statements


                 For the years ended December 31, 1997 and 1996




                                    Contents

Report of Independent Auditors...........................................................................1

Consolidated Audited Financial Statements

Consolidated Balance Sheets..............................................................................2
Consolidated Statements of Operations....................................................................4
Consolidated Statements of Shareholders' Equity .........................................................5
Consolidated Statements of Cash Flows....................................................................6
Notes to Consolidated Financial Statements...............................................................7


                         Report of Independent Auditors

The Board of Directors and Shareholders
Law Companies Group, Inc.

We have audited the accompanying consolidated balance sheets of Law Companies Group, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Law Companies Group, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Atlanta, Georgia
March 26, 1998


/s/ Ernst & Young LLP
---------------------
Ernst & Young LLP

                                     Law Companies Group, Inc.

                                     Consolidated Balance Sheets

                                                                                     December 31
                                                            ----------------------------------------------------------------
                                                                         1997                            1996
                                                            ----------------------------------------------------------------
                                                                                (In thousands of dollars)
Assets
Current assets:
   Cash and cash equivalents                                       $    9,527                      $    8,097
   Billed fees receivable, less allowance for doubtful
     accounts of $3,747 in 1997 and $4,465 in 1996                     56,808                          57,015
   Unbilled work in progress                                           32,105                          29,961
   Other receivables                                                    1,779                             805
   Employee advances                                                      420                             586
   Prepaid expenses                                                     3,268                           2,599
   Deferred income taxes                                                    0                             200
                                                            ----------------------------------------------------------------
Total current assets                                                  103,907                          99,263


Property and equipment:
   Land and buildings                                                  12,094                           8,448
   Equipment                                                           36,507                          34,656
   Furniture and fixtures                                              12,386                          12,329
   Automobiles                                                          3,088                           3,674
   Leasehold improvements                                               3,526                           3,792
                                                            ----------------------------------------------------------------
                                                                       67,601                          62,899
   Less:  Accumulated depreciation and amortization                    44,095                          40,263
                                                            ----------------------------------------------------------------
                                                                       23,506                          22,636


Other assets:
   Equity investments                                                   1,361                           1,313
   Goodwill, net of accumulated amortization of
     $3,604 in 1997 and $3,499 in 1996                                 13,775                          14,136
   Other assets                                                         3,219                           1,349
                                                            ----------------------------------------------------------------
                                                                       18,355                          16,798
                                                            ----------------------------------------------------------------
Total assets                                                      $   145,768                     $   138,697
                                                            ================================================================





                                                                                          December 31
                                                                  ----------------------------------------------------------
                                                                               1997                       1996
                                                                  ----------------------------------------------------------
                                                                       (In thousands of dollars, except share amounts
Liabilities and shareholders' equity
 Current liabilities:
   Short-term borrowings                                                   $       904                  $       240
   Accounts payable                                                             17,887                       18,383
   Billings in excess of costs and fees earned on contracts in
     progress                                                                   15,168                       14,771
   Accrued payroll and other employee benefits                                   5,990                       11,584
   Accrued professional liability reserve                                        3,504                        4,367
   Other accrued expenses                                                       21,339                       14,194
   Income taxes payable                                                          3,768                        5,059
   Current portion of long-term debt                                             2,231                        2,206
   Deferred income taxes                                                           701                            0
                                                                  ----------------------------------------------------------
Total current liabilities                                                       71,492                       70,804

Long-term debt                                                                  42,483                       42,847

Deferred income taxes                                                            1,528                        6,363

Minority interest in equity of subsidiaries                                      1,060                        1,093

Cumulative redeemable preferred stock; issued and
   outstanding:  956,613 shares in 1997 and 0 shares
   in 1996                                                                       9,864                            0

Shareholders' equity:
   Common stock - $1 par value; authorized:  10,000,000 shares;
     issued and outstanding:  1,872,000 shares in 1997, and
     1,905,422 shares in 1996                                                    1,872                        1,905
   Additional paid in capital                                                   14,957                       15,063
   Retained earnings                                                             8,855                        5,683
   Foreign currency translation adjustment                                      (6,343)                      (5,061)
                                                                  ----------------------------------------------------------
Total shareholders' equity                                                      19,341                       17,590
                                                                  ----------------------------------------------------------
Total liabilities and shareholders' equity                                 $   145,768                  $   138,697
                                                                  ==========================================================

See accompanying notes.

                                                 Law Companies Group, Inc.

                                           Consolidated Statements of Operations


                                                                Year ended December 31
                                                         1997                1996                1995
                                            ---------------------------------------------------------------
                                                   (In thousands of dollars, except per share amounts)
Gross fees                                        $   310,791         $   323,179         $   368,417
Less:  Cost of outside services                        33,090              36,897              53,544
                                            ---------------------------------------------------------------
Net fees                                              277,701             286,282             314,873

Direct costs and expenses:
   Payroll                                             81,613              83,109              90,315
   Job related expenses                                34,450              33,402              33,579
                                            ---------------------------------------------------------------
Gross profit                                          161,638             169,771             190,979

Indirect costs and expenses:
   Payroll                                             60,604              61,527              70,364
   Other expenses                                      87,240              96,570             113,270
                                            ---------------------------------------------------------------
Operating income                                       13,794              11,674               7,345
Other income (expense):
   Interest expense                                    (3,995)             (4,715)             (6,038)
   Deferred financing costs                            (1,539)             (2,553)             (1,568)
   Other income (expense)                                (198)                 12                (723)
                                            ---------------------------------------------------------------
Income before income taxes,
   minority interests, and equity
   investments                                          8,062               4,418                (984)
Income tax provision                                   (4,012)             (2,615)             (1,027)
Minority interests                                          0                   0                 (86)
Equity investments                                         31                 107                (169)
                                            ---------------------------------------------------------------
Net income (loss)                                       4,081               1,910              (2,266)

Less:  preferred stock dividend
    and accretion                                        (742)                  0                   0
                                            ---------------------------------------------------------------
Net income available to common
    shareholders                                  $     3,339         $     1,910         $    (2,266)
                                            ===============================================================

Net income (loss) per common share                $      1.77         $      1.00         $     (1.19)
                                            ===============================================================
Net income (loss) per common
    share - assuming dilution                     $      1.60         $      1.00         $     (1.19)
                                            ===============================================================

See accompanying notes.

                            Law Companies Group, Inc.
                                and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                                                                                                           Foreign
                                                        Class A                Additional                 Currency          Total
                                                        Common      Common      Paid in      Retained    Translation   Shareholders'
                                                         Stock       Stock      Capital      Earnings    Adjustment        Equity
                                                      ------------------------------------------------------------------------------
                                                                        (In thousands of dollars, except share amounts)


Balance at December 31, 1994                            $ 1,623     $   307   $ 13,668     $   8,532    $ (4,755)        $  19,375
   Net loss for 1995                                          -           -           -       (2,266)           -           (2,266)
   Conversion of 78,210 shares of Class A stock to
     common stock                                           (78)         78           -            -            -                -
   Repurchase and retirement of shares (12,215
     shares of Class A stock and 136,960 of common
     stock)                                                 (12)       (137)     (1,056)      (2,472)           -           (3,677)
   Issuance of 113,326 shares of common stock                 -         113       2,211            -            -            2,324
   Foreign currency translation adjustment                    -           -           -            -           70               70
                                                      ------------------------------------------------------------------------------
Balance at December 31, 1995                              1,533         361      14,823        3,794       (4,685)          15,826
   Net income for 1996                                        -           -           -        1,910            -            1,910
   Conversion of 1,533,106 shares of Class A stock
     to common stock                                     (1,533)      1,533           -            -            -                 -
   Repurchase and retirement of 7,804 shares
       of common stock                                        -          (8)        (60)         (21)           -              (89)
   Issuance of 18,854 shares of common stock                  -          19         300            -            -              319
   Foreign currency translation adjustment                    -           -           -            -         (376)            (376)
                                                      ------------------------------------------------------------------------------
Balance at December 31, 1996                                  0       1,905      15,063        5,683       (5,061)          17,590
   Net income for 1997                                        -           -           -        4,081            -            4,081
   Preferred stock cash dividends ($.54 per share)            -           -           -         (521)           -             (521)
   Accretion on preferred stock                               -           -           -         (221)           -             (221)
   Repurchase and retirement of 33,422
       shares of common stock                                 -         (33)       (256)        (167)           -             (456)
   Issuance of common stock warrants                          -           -         150            -            -              150
   Foreign currency translation adjustment                    -           -           -            -       (1,282)          (1,282)
                                                      ------------------------------------------------------------------------------
Balance at December 31, 1997                            $     0      $1,872    $ 14,957     $  8,855    $  (6,343)       $  19,341
                                                      ==============================================================================

See accompanying notes.

                                                 Law Companies Group, Inc.

                                           Consolidated Statements of Cash Flows

                                                                                     Year ended December 31
                                                                         ------------------------------------------------
                                                                                 1997           1996              1995
                                                                         ------------------------------------------------
                                                                                      (In thousands of dollars)
Operating activities
Net income (loss)                                                        $     4,081     $     1,910     $    (2,266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                             6,782           7,744           8,837
     Financing costs amortization                                              1,539           2,553           1,568
     Provision for losses on receivables                                         172             683           1,672
     Benefit from deferred income taxes                                       (4,034)         (3,169)         (3,493)
     Provision for losses on investments                                           0               0           1,458
     Provision for losses on claims                                                0             919           1,885
     Provision for other non-cash expenses                                         0               0           2,750
     Undistributed (earnings) loss from equity investments                       (31)           (107)            169
     Minority interest in income of subsidiaries                                   0               0              86
     Loss (gain) loss on disposal of property and equipment                      228            (161)           (306)

Changes  in  operating  assets  and  liabilities,  net of  effects  of  business acquisitions:
     Billed fees receivable                                                   (1,190)          1,473           8,590
     Unbilled work in progress                                                (2,408)          2,734          (8,335)
     Other current assets                                                       (714)          2,322           1,397
     Accounts payable and accrued expenses                                    (1,568)         (6,686)           (399)
     Billings in excess of costs and fees earned on contracts in progress        948           4,744           1,243
                                                                         ------------------------------------------------
     Net cash provided by operating activities                                 3,805          14,959          14,856

Investing activities
Business acquisitions, net of cash acquired                                     (415)              0          (1,191)
Purchases of property and equipment                                           (7,793)         (3,992)         (6,829)
Proceeds from disposal of property and equipment                                 227             494           2,376
Other, net                                                                       236            (195)            (11)
                                                                         ------------------------------------------------
Net cash (used) in investing activities                                       (7,745)         (3,693)         (5,655)

Financing activities
Net (payments) proceeds on short-term borrowings                                 606            (855)            653
Net (payments) on revolving line of credit and long-term borrowings              (46)         (6,573)        (10,422)
Deferred financing and preferred stock issuance costs                         (3,602)           (921)         (3,216)
Issuance of redeemable preferred stock                                         9,850               0               0
Issuance of common stock and warrants                                            150             319           2,124
Repurchase and retirement of shares                                             (456)            (89)           (254)
Preferred dividends paid                                                        (521)              0               0
                                                                         ------------------------------------------------
Net cash provided by (used in) financing activities                            5,981          (8,119)        (11,115)

Effect of exchange rate changes on cash                                         (611)             37              11
                                                                         ------------------------------------------------
Increase (decrease) in cash and cash equivalents                               1,430           3,184          (1,903)
Cash and cash equivalents at beginning of year                                 8,097           4,913           6,816
                                                                         ------------------------------------------------
Cash and cash equivalents at end of year                                     $ 9,527         $ 8,097         $ 4,913
                                                                         ================================================

See accompanying notes.

                            Law Companies Group, Inc.

                   Notes to Consolidated Financial Statements
                            (In thousands of dollars)

1. Accounting Policies

Description of Business

Law Companies Group, Inc. and its subsidiaries (collectively, the Company) provide comprehensive environmental and specialized engineering consulting services to governmental, commercial and industrial entities. During 1997, 1996 and 1995, the Company derived approximately 8%, 10% and 11%, respectively, of gross fees from various agencies of the United States Government.

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

Revenue Recognition

In general, the Company recognizes revenues at the time services are performed. On cost-reimbursable contracts, revenue is recognized as costs are incurred, and includes applicable fees earned through the date services are provided. On fixed-price contracts, revenues are recorded using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. Contract costs include both direct and indirect costs. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

Some of the Company's contracts with the U.S. federal government, as well as certain contracts with commercial clients, provide that contract costs (including indirect costs) are subject to audit and adjustment. For all such contracts, revenues have been recorded based upon those amounts expected to be realized upon final settlement.

Receivables and Unbilled Work in Progress

Unbilled work in progress represents amounts earned under contracts in progress, but not yet billable under the terms of those contracts. These amounts become billable according to the contract terms which usually consider the passage of time, achievement of certain milestones or completion of the project. Included in accounts receivable at December 31, 1997 and 1996 were contract retentions totaling $537 and $881, respectively. Substantially all unbilled receivables are billed and collected in the subsequent fiscal year.

Consolidated Statements of Cash Flows

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided over estimated useful lives using both straight-line and accelerated methods. Useful lives range as follows: buildings 40 years; equipment 3-6 years; furniture and fixtures 5-10 years; automobiles 3-6 years; and leasehold improvements utilizing the shorter of the lease term or the remaining useful life of the asset. Depreciation and amortization expense was $6,243, $7,165, and $8,050 in 1997, 1996, and 1995, respectively.

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

Included in Other assets are other intangible assets, primarily debt financing costs and trademarks, which are amortized on a straight-line basis over the terms of the related agreement. Accumulated amortization approximated $1,603 and $4,755 at December 31, 1997 and 1996 respectively.

The Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), on January 1, 1996. The adoption of SFAS 121 did not have any effect on the financial statements.

If facts and circumstances indicate that the goodwill, property and equipment or other assets may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write down to fair market value or discounted cash flow value is required.

Foreign Currency Translation

The functional currency for most foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in Foreign Currency Translation Adjustment in Shareholders' Equity. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. (See Note 7.)

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year.

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

2.  Acquisitions

In August 1997, the Company acquired African Consulting Engineers, Inc. (ACE), an engineering consulting firm located in South Africa, for a purchase price of approximately $0.6 million in cash and notes payable. The acquisition has been recorded using the purchase method of accounting and is not significant to the Company's results for the year ended December 31, 1997.

3. Redeemable Preferred Stock

On March 14, 1997, the Board of Directors approved an agreement to issue to an investor $10 million of 8% Cumulative Redeemable Preferred Stock (redeemable on or after the seventh anniversary of issuance), together with separate warrants exercisable for a period of 12 years and representing approximately 33% of the Common Stock outstanding as of the date of issuance. The warrants have an exercise price of $10.45 per share until June 30, 1998 after which the price can range from $0.01 to $10.45 based upon the Company's performance against stipulated net income benchmarks. In addition, the agreement includes options to acquire up to 900,000 shares of Common Stock at a price of $16.50 per share from July 1, 1997 through June 30, 1998, increasing on July 1 of each year to $20.00, $24.50, $29.00, and $33.00 through December 31, 2006. On May 6, 1997, this transaction was approved by shareholders and consummated on the same date. The liquidation preference of each preferred share is its original issue price of approximately $10.45 per share, totaling $10 million. The value assigned to the options and warrants of $150 and the costs of issuance of $2,149 are being accreted/amortized over the period to redemption. Accretion reduces net income available to common shareholders.

The Preferred Stock is entitled to voting rights equal to the number of common shares represented by the warrants. The Preferred Stock may vote on all matters except those expressly provided in the Company's bylaws and articles and in applicable law. The Preferred Stock is entitled to elect Preferred Directors representing one less than a majority of the Company's Board of Directors.

4. Debt

                                                                                        December 31
                                                                        -----------------------------------------
                                                                              1997                    1996

                                                                        -----------------------------------------
Revolving lines of credit:
   United States, interest at prime rate plus 0% to 1.5%
      (9.5% at December 31, 1997)                                              $26,586           $22,539
   International, interest at LIBOR plus 2.0% to 3.5%
     (generally 8.7% at December 31, 1997)                                       1,796             4,947
Notes payable to former shareholders, bearing interest at
     prime, 8%, and 8.5%                                                        12,868            13,065
Note payable, interest at 7.5%                                                   1,526             3,076
Various notes payable, bearing interest at rates ranging from  5.4% to
     17.5% due in installments through the year 2002                             1,938             1,426
                                                                        -----------------------------------------
                                                                                44,714            45,053
Less:  Current portion                                                           2,231             2,206
                                                                        -----------------------------------------
                                                                               $42,483           $42,847
                                                                        =========================================


At December 31, 1997, the Company had provided guarantees of $1,700 under United States letters of credit and $6,368 under international bonds, guarantees, and indemnities.

On January 15, 1998, the Company refinanced its credit facilities into one credit facility with a global bank. The terms and conditions are as follows:

Credit Facility (1)

                                           Maximum
Nature                                     Amount (5)              Interest Rate (7)                 Expiration Date (8)
------                                     ----------              -----------------                 -------------------
Revolving Line of Credit (2)                $    40,000            Base less 0.25% to Base
                                                                   and LIBOR + 1.5% to 2.0%          January 15, 2001
Letters of Credit sub-facility              $     3,000            1.25% to 1.5% Per Annum           January 15, 2001
Revolving Line of Credit and          (pound)    11,000  (6)       Base + 1.5% to 2.0%
   Overdraft Facility (2)                                          and LIBOR + 1.5% to 2.0%          January 15, 2001
Letters of Credit sub-facility (3)    (pound)    11,000  (6)       1.75% Per Annum                   January 15, 2001
Capital Expenditure Facility  (4)           $     7,992            Base - 0.25% + 0% and
                                                                   LIBOR + 1.5% to 2.0%              January 15, 2001
Capital Expenditure Facility  (4)     (pound)      2,400 (6)       LIBOR + 1.5% to 2.0%              January 15, 2001

1) Fees of $250 were payable upon closing. Additionally, a commitment fee of 0.2% to 0.3% is payable on the average daily unused amounts of the credit facility.

2) The total revolving facility will be reduced by $10,000 on January 1, 1999 and by an additional $5,000 on January 1, 2000.

3) Letters of credit can be issued under sub-facilities and reduce, on a dollar-for-dollar basis, amounts available for revolving line of credit and overdraft facility borrowing.

4) The capital expenditure dollar facility has an initial availability of $2,664, increasing to $5,328 on January 15, 1999 and $7,992 on January 15, 2000. The capital expenditure pounds sterling facility has an initial availability of (pound)800, increasing to (pound)1,600 on January 15, 1999 and (pound)2,400 on January 15, 2000.

5) Amounts available under the revolving credit facility will be subject to a borrowing base limitation based upon the Company's earnings before interest, taxes, depreciation and amortization measured on a monthly basis. Borrowings under the capital expenditure facilities are repayable quarterly over a five-year period.

6)   Denominated  in pounds  sterling.

7) Base rate is the bank's prime rate, which may differ in the United States and England; LIBOR is the London Inter-Bank Offering Rate. Borrowings may be requested as base rate or LIBOR borrowings. The facility bears interest based upon a specified leverage ratio.

8) The credit facility may be extended by the bank for up to two additional years, in one year increments.

The credit facility is collateralized and secured by substantially all assets of the Company's United States and United Kingdom operating subsidiaries.

The credit facility contains certain restrictions relating to, among other things: limitations on capital expenditures; minimum earnings before interest, taxes, depreciation and amortization; and achieving certain ratios (leverage and fixed charge). In addition, cash dividends are prohibited. The repurchase of shares for cash or notes is restricted and no payments are permitted in 1998 on existing or future notes payable to shareholders.

Accordingly, notes payable to former shareholdershave been classified as long-term debt in the financial statements. The credit facility contains a formula based upon operating results by which payments may be allowed in subsequent years. The Company believes that the fair value of financial instruments approximates carrying value.

Future maturities of long-term debt, after giving effect to the revised credit facilities, are as follows:

1998                                                  $   2,231
1999                                                      5,167
2000                                                      4,201
2001                                                     31,670
2002                                                      1,203
Thereafter                                                  242
                                               ------------------
                                                      $  44,714
                                               ==================

Interest  payments  totaled  $4,236,  $5,212 and $5,943 in 1997,  1996 and 1995, respectively.

The weighted average interest rate on short-term borrowings approiximated 19.25% in 1997.

5. Leases

The Company leases certain office space, equipment, automobiles, and furniture under noncancellable operating leases. The following is a schedule of future minimum lease payments required under those leases which have initial or remaining noncancellable terms of one year or more:

1998                                            $   14,189
1999                                                10,947
2000                                                 8,027
2001                                                 5,503
2002                                                 3,988
Thereafter                                          26,041
                                          -------------------
                                                $   68,695
                                          ===================

Rent expense  aggregated  $17,307,  $17,079 and $24,278 in 1997,  1996 and 1995,
respectively.

6. Benefit Plans

Pension Plans

The Company has a noncontributory, defined benefit pension plan covering substantially all of its United States employees over the age of 21. The benefits are based on each eligible employee's years of service and compensation during the last ten years of employment. A curtailment in the plan, which was effective March 28, 1997, ceased benefit accruals to vested participants on that date. As a result, the Company recognized a gain on curtailment of $1,816 in the first quarter of 1997.

The Company's funding policy is to contribute amounts annually to the plan sufficient to meet minimum funding requirements as set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts, if any, as may be determined to be appropriate by the Company's Board of Directors.

Net periodic pension costs consist of the following components:

                                                             Year ended December 31
                                     ------------------------------------------------------------------
                                          1997                        1996              1995
                                     ------------------------------------------------------------------
 Service cost                                $     560             $   2,898            $   2,760
 Interest cost                                   2,635                 2,859                1,787
 Actual return on plan assets                   (2,845)               (4,511)              (4,073)
 Net amortization and deferral                       2                 2,656                2,574
                                     ------------------------------------------------------------------
                                             $     352             $   3,902            $   3,048
                                     ==================================================================


The following table sets forth the funded status and net liability recognized for the plan:

                                                                           December 31
                                                          --------------------------------------------
                                                               1997                 1996
                                                          --------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested
     benefits of $33,512 in 1997 and $29,465 in 1996             $  (35,669)           $  (30,481)
                                                          ============================================
 Projected benefit obligation for service rendered to date
                                                                 $  (35,669)           $  (41,099)
 Plan assets at fair value, primarily insurance
       contracts, fixed income and equity securities                 34,925                27,319
                                                          --------------------------------------------
 Projected benefit obligation in excess of
       plan assets                                                     (744)              (13,780)
 Unrecognized prior service cost                                          0                (1,855)
 Unrecognized net loss                                                1,059                11,073
 Unrecognized net transition obligation                                (639)                 (799)
                                                          --------------------------------------------
 Net pension liability                                           $     (324)           $   (5,361)
                                                          ============================================


Actuarial assumptions used to determine net periodic pension costs are as follows:

                                                                                           December 31
                                                                     -----------------------------------------------------
                                                                              1997              1996              1995
                                                                     -----------------------------------------------------

            Weighted average discount rate                                    7.25%             7.8%            8.0%
            Rate of increase in future compensation levels
                Pre-curtailment                                               4.0%              4.0%            4.5%
                Post-curtailment                                              0.0%              NA              NA
            Expected long-term rate of return on plan assets                  10.0%             10.0%           9.5%

The Company periodically revises the actuarial assumptions used for calculation of net periodic pension cost and the projected benefit obligation to better reflect current economic and market conditions. Effective January 1, 1997, the Company revised the weighted average discount rate assumption, and, effective January 1, 1996, the Company revised each of its actuarial assumptions. The net effect of the changes in these assumptions, as indicated above, was to increase net periodic pension cost by $454 in 1997 and to decrease net periodic pension cost by approximately $210 in 1996.

The Company also has a defined  contribution  savings plan which qualifies under section 401(k) of the Internal Revenue Code, covering substantially all United States employees, in which Company stock is one of several elective investment options. As of May 10, 1996, the Board of Directors of the Company decided to terminate the option of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Employees may transfer funds out of this option quarterly (transfers out are limited to 25% per quarter of the employee's balance if the employee's balance in this option is greater than $5), resulting in the sale or repurchase of stock by the Company. At December 31, 1997, the Plan holds 81,528 shares of the Company's stock with a value of $1,208.

The Company's international subsidiaries have defined contribution pension plans covering substantially all full-time employees over the age of 21. Eligible employees can elect contributory or noncontributory status, with contributions related to compensation. Expenses related to these plans aggregated $1,699 in 1997, $1,782 in 1996 and $1,905 in 1995.

Employee Stock Ownership Plan (ESOP)

Effective January 1, 1991, the Company's shareholders approved the establishment of an ESOP, to provide substantially all of the Company's full-time United States employees an additional opportunity to share in the ownership of the Company's common stock. The ESOP is intended to be a "qualified" stock bonus plan, as defined in the Internal Revenue Code. Contributions to the ESOP's trust fund are discretionary based upon the operating performance of the Company and will be used to purchase shares of Common Stock (see Note 7). The Company reserves the right to amend, modify or terminate the Plan, but in no event will any portion of the contributions made revert to the Company. No contributions were made for 1997, l996, or 1995.

7. Shareholders' Equity

Plan of Recapitalization

Under the terms of the Company's Recapitalization Plan, all shareholders holding Class A Stock were eligible to convert their shares, on a one for one basis, into shares of newly authorized Common Stock in increments of 20% per year, commencing in 1992. During 1995, 78,210 shares of Class A Stock were so converted. All of the remaining outstanding shares of Class A Stock (1,533,106 shares) automatically converted into Common Stock on January 1, 1996.

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

Stock Option Plan

The 1990 Stock Option Plan (the "Plan"), as amended, has authorized the issuance of up to 500,000 shares of Common Stock to key employees. All options granted have 10 year terms and vest and become fully exercisable at a rate of 20% per year for five years of continued employment. The option price per share and the date of exercise are determined by the Compensation Committee of the Board of Directors at the time of grant. However, the option price per share may not be less than the fair market value of the Company's Common Stock on the grant date, with the options expiring ten years or less from the grant date. At December 31, 1997, options to acquire 60,000, 500, 27,000, 7,500, 75,000, 221,000, and 7,000
shares of the Company's Common Stock at $17.80,  $29.63, $26.31, $16.91, $11.64,
$12.61, and $14.33 per share, respectively, were outstanding under this Plan. At that date, 98,600 were exercisable.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Minimum Value option pricing model with the following weighted-average assumptions for 1997, 1996, and 1995, respectively: risk-free interest rates of 5.7%, 6.4% and 6.5%; dividend yields of 0%; and a weighted-average expected life of the option of 7.5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                 1997             1996          1995
                                             ------------- -- ------------- -------------
Pro forma net income (loss
availble to common shareholders                 $3,043           $1,768       $(2,275)

Pro forma earnings per share:
      Basic                                     $1.61            $0.93        $(1.20)
      Diluted                                   $1.48            $0.93        $(1.20)

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until December 31, 1999.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                             1997                             1996                             1995
                                -------------------------------- -------------------------------- -------------------------------
                                               Weighted-average                 Weighted-average               Weighted-average
                                                exercise price                   exercise price                 exercise price
                                   Options                          Options                         Options
                                -------------- ----------------- -------------- ----------------- ------------ ------------------
Outstanding-                       330,750           $17.61          274,500          $20.20         280,850        $21.04
  beginning of year
Granted                            228,000            12.66          136,500           14.01          50,000         20.51
Exercised                            -                   -             -                  -              -             -
Forfeited and cancelled           (160,750)           18.86          (80,250)          20.33         (56,350)        24.69
                               --------------                     --------------                  ------------

Outstanding-end of year            398,000           $14.27          330,750          $17.61         274,500        $20.20

Exercisable at end of year          98,600           $18.77          177,250          $19.50         191,500        $19.04

Weighted-average fair
   value of options granted         $4.16                            $5.08                           $8.27
   during the year

Exercise prices for options outstanding as of December 31, 1997 ranged from $11.64 to $29.63. The weighted-average remaining contractual life of those options is 8.1 years.

Share Repurchases

As described in Note 6, Company Common Stock was previously an investment option in the Company's 401(k) plan. In accordance with plan provisions, 33,422 and 7,804 shares were repurchased during 1997 and 1996 for $456 and $89, respectively, related to transfers out of this investment option.

During 1995, the Company exercised its right to repurchase shares of all employees who offered their stock for sale or employees who left the Company during 1995. As a result, the Company repurchased 2,725 shares of Class A Stock and 18,965 shares of Common Stock for total consideration of approximately $570, comprised of $254 in cash and $316 in notes payable with interest rates from prime to 8.5% over periods from two to three years. Due to violations of certain covenants in the Company's bank credit facilities, the Company was unable to repurchase additional shares during 1995.

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

8.  Income Taxes

The provision for income taxes is comprised of the following:

                                           1997                  1996                  1995
                                --------------------------------------------------------------------
Current:                              $    8,046             $    5,784            $    4,520
Deferred:
   Current                                   901                  1,417                (3,367)
   Non-current                            (4,935)                (4,586)                 (126)
                                --------------------------------------------------------------------
                                      $    4,012            $     2,615           $     1,027
                                ====================================================================

The federal, state and foreign components of the provision for income taxes are as follows:


                                        1997               1996               1995
                            -----------------------------------------------------------
   Federal                        $     2,264        $       730         $    (1,696)
   State                                  513                  7                (270)
   Foreign                              1,235              1,878               2,993
                            -----------------------------------------------------------
                                  $     4,012        $     2,615         $     1,027
                            ===========================================================


The foreign provision for income taxes is based on pre-tax earnings from foreign operations of $3,112 in 1997, $5,005 in 1996, and $5,630 in 1995.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                                December 31
                                                             -------------------------------------------
                                                                         1997                  1996

                                                             -------------------------------------------
Deferred tax liabilities:
   Cash basis of accounting for income tax purposes                    $ 4,501              $ 9,002
   Software capitalization                                               2,238                2,161
   Mark to market accounting for accounts receivable                     1,224                    0
   Other - net                                                           1,893                1,467
                                                             -------------------------------------------
         Total deferred tax liabilities                                  9,856               12,630

Deferred tax assets:
   Depreciation                                                          1,499                  789
   Employee benefits                                                       953                1,363
   Non-deductible reserves                                               3,545                2,524
   Loss carryforwards                                                    5,808                4,418
   Other - net                                                             218                  380
                                                             -------------------------------------------
                                                                        12,023                9,474
Valuation allowance for deferred tax assets                             (4,396)              (3,007)
                                                             -------------------------------------------

         Total deferred tax assets                                       7,627                6,467
                                                             -------------------------------------------
         Net deferred tax liabilities                                  $ 2,229              $ 6,163
                                                             ===========================================


Prior to 1995, certain of the Company's subsidiaries filed their federal income tax returns on the cash basis of accounting. Effective January 1, 1995, these subsidiaries changed their method of accounting from the cash to the accrual method for federal income tax purposes. Accordingly, previously deferred income of approximately $47 million at January 1, 1995 was included in taxable income over a four year period beginning in 1995. As of December 31, 1997, $4.5 million of deferred income taxes previously attributable to the cash basis of accounting are classified as current liabilities as such amounts are attributable to income which will be reported as taxable income in 1998.

Because the Company plans to continue to finance foreign expansion and operating requirements by reinvestment of undistributed earnings of its foreign subsidiaries, United States income taxes have not been provided on such earnings. The amount of undistributed earnings which are considered to be indefinitely reinvested is approximately $19,401 at December 31, 1997.

A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate is as follows:


                                                                 1997                1996                1995
                                                          -----------------------------------------------------------
Statutory U.S. income tax rate                                   34.0%               34.0%              34.0%
   State taxes, net of federal benefit                            4.2%                0.1%              36.8%
   Income tax in jurisdictions other than 34%                     2.4%               (4.5)%              5.7%
   Permanent differences between book and taxable
     income                                                      13.0%               21.7%            (137.8)%
   Losses for which no benefit recognized                        (0.3)%               8.5%             (54.4)%
   Other                                                         (3.5)%              (0.6)%             11.3%
                                                          -----------------------------------------------------------
Effective income tax rate                                        49.8%               59.2%            (104.4)%
                                                          ===========================================================


At December 31, 1997 the Company had $1,412 of operating loss carryforwards related to foreign subsidiaries; $1,255 can be carried forward indefinitely. Of the remaining $157, $138 will expire in 1999 and $19 will expire in 2002. The Company has $3,152 of capital loss carryforwards in foreign jurisdictions that can be carried forward indefinitely. A valuation allowance has been provided for deferred tax assets related to loss carryforwards, and other reserves, which, if realized, would likely result in capital loss carryforwards. The valuation allowance as of January 1, 1996 and 1995 was $2,332 and $2,378, respectively.

Income tax payments amounted to $9,236, $4,906, and $2,005 in 1997, 1996, and 1995, respectively.

9.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                         1997                1996                1995
                                            ---------------------------------------------------------------
Numerator:
   Net income (loss)                              $     4,081         $     1,910         $    (2,266)
   Preferred stock dividends                             (742)                  -                   -
                                            ---------------------------------------------------------------
   Numerator for basic earnings per share -
   income available to common shareholders              3,339               1,910              (2,266)

   Effect of dilutive securities:
      Preferred stock dividends                           742                   -                   -
                                            ---------------------------------------------------------------
      Numerator for diluted earnings per
      share - income available to common
      shareholders                                $     4,081         $     1,910         $    (2,266)


Denominator:
   Denominator for basic earnings per share
     - weighted-average shares                          1,892               1,907               1,903

   Effect of dilutive securities:
       Employee stock options                              22                   -                   -
       Convertible preferred stock                        638                   -                   -
                                            ---------------------------------------------------------------

   Dilutive potential common shares                       660                   -                   -
                                            ---------------------------------------------------------------
      Denominator for diluted earnings
      per share - adjusted weighted-average
      shares                                            2,552               1,907               1,903
                                            ===============================================================

Basic earnings per share                          $      1.77         $      1.00         $     (1.19)
                                            ===============================================================

Diluted earnings per share                        $      1.60         $      1.00         $     (1.19)
                                            ===============================================================

10.  Commitments and Contingencies

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

The Company is contingently liable as guarantor or accommodation co-maker of stock purchase money notes to a bank with respect to loans made to 111 shareholder-employees by the bank to finance purchases of the Company's Common Stock. The remaining unpaid balances, totaling approximately $443 at December 31, 1997, are payable monthly over varying remaining terms not exceeding 24 months.

Under its Articles of Incorporation, the Company has a right of first refusal to repurchase its outstanding shares, from employees who wish to sell such shares, of Common Stock at a price equal to the appraisal value per share, and preferred stock in wholly-owned subsidiaries of the Company (recorded as minority interest) at a price equal to the appraisal value per share, all as of the most recent appraised price. In addition, beginning August 1, 1995, the holders of preferred stock of a wholly-owned subsidiary issued in connection with the acquisition of HKS in 1996 have the option to require the Company to redeem their shares at any time at a price equal to the appraised value per share as of the preceding December 31.

11.  Nonrecurring Charges to Operations

During 1997,  1996 and 1995,  the Company  recorded a $2,126,  $410,  and $3,205 charge respectively, against operations to cover severance and related benefits costs, early termination of leases and expected sublease shortfalls, disposition of leasehold improvements and selected real estate, office relocation costs, and other corporate charges.

The Company reduced its investment in IAM, accounted for on the cost basis, by $1,000 during 1995.

The Company recorded $2,350 as a charge against 1995 earnings related to various litigation.

12.  Geographic Area Data

The Company's operations are conducted principally in the United States and Europe. Financial information for these areas is summarized in the following table.


                                                             For the year ended December 31
                                      ----------------------------------------------------------------
                                                 1997                 1996                 1995
                                      ----------------------------------------------------------------
Net fees:
   United States                         $      181,331       $      190,401       $      215,418
   United Kingdom                                51,181               53,430               63,222
   Europe-Other                                  19,769               20,171               12,963
   Africa                                        20,087               17,018               18,057
   Other                                          5,333                5,262                5,213
                                      ----------------------------------------------------------------
                                         $      277,701       $      286,282       $      314,873
                                      ================================================================

Operating income (loss):
   United States                         $        9,361       $        4,797       $        1,392
   United Kingdom                                 1,499                4,019                4,277
   Europe-Other                                     579                1,517                  877
   Africa                                         1,914                1,166                  933
   Other                                            441                  175                 (134)
                                      ----------------------------------------------------------------
                                         $       13,794       $       11,674       $        7,345
                                      ================================================================

Identifiable assets:
   United States                         $       79,393       $       72,530       $       90,373
   United Kingdom                                38,791               43,374               37,828
   Europe-Other                                   2,987                2,756                2,744
   Africa                                        19,388               15,420               12,348
   Other                                          5,209                4,617                5,011
                                      ----------------------------------------------------------------
                                         $      145,768       $      138,697       $      148,304
                                      ================================================================

13.  Financial Instruments

The Company's financial instruments at December 31, 1997 and 1996, consist primarily of cash and cash equivalents and loans payable. Due to the short maturities of the cash, cash equivalents and loans payable, carrying amounts approximate the respective fair values.

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