Form 10-Q
period 1998-03-31
LAW COMPANIES GROUP INC
filed 1998-05-15
CIK 853323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998  or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number   0-19239


                                LAW COMPANIES GROUP, INC.
           --------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

              Georgia                                     58-0537111
---------------------------------------   -------------------------------------
    State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                 Identification Number)


114 TownPark Drive, Kennesaw, Georgia                       30144
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:     (770) 590-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes  X    No


     The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at April 30, 1998 was 1,889,176.

                                TABLE OF CONTENTS



                                                                           PAGE


PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
as of March 31, 1998 and December 31, 1997 ...................................1

Condensed Consolidated Statements of Operations
for the Quarters Ended March 31, 1998 and 1997 ...............................3

Condensed Consolidated Statements of Cash Flows
for the Quarters Ended March 31, 1998 and 1997................................4

Notes to Condensed Consolidated
Financial Statements..........................................................5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS
OF OPERATIONS ................................................................6


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................11

SIGNATURE....................................................................13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(in thousands)

                                                                     March 31                       December 31
                                                                       1998                             1997
                                                               ---------------------           -----------------------
Assets
Current assets:
    Cash and cash equivalents                                      $    14,429                       $     9,527
    Billed fees receivable, net of allowance                            56,223                            56,808
    Unbilled work in progress                                           33,497                            32,105
    Other receivables                                                      880                             1,779
    Employee advances                                                      464                               420
    Prepaid expenses                                                     3,703                             3,268
    Deferred income taxes                                                  607                                 0
                                                               ---------------------           -----------------------

Total current assets                                                   109,803                           103,907

Property and equipment:
    Land and buildings                                                  12,117                            12,094
    Equipment                                                           37,296                            36,507
    Automobiles                                                          2,929                             3,088
    Furniture and fixtures                                              12,344                            12,386
    Leasehold improvements                                               3,579                             3,526
                                                               ---------------------           -----------------------
                                                                        68,265                            67,601
    Less accumulated depreciation and
       amortization                                                     45,485                            44,095
                                                               ---------------------           -----------------------
                                                                        22,780                            23,506
Other Assets:
    Equity investments                                                   1,254                             1,361
    Goodwill, net                                                       13,716                            13,775
    Other assets                                                         3,331                             3,219
                                                               ---------------------           -----------------------
                                                                        18,301                            18,355
                                                               ---------------------           -----------------------

                                                                   $   150,884                       $   145,768
                                                               =====================           =======================



See accompanying notes.


CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(in thousands)

                                                                              March 31               December 31
                                                                                1998                     1997
                                                                          -----------------       -------------------
Liabilities and shareholders' equity

Current liabilities:
    Short-term borrowings                                                      $     698                 $     904
    Accounts payable                                                              15,012                    17,887
    Billings in excess of costs and fees earned on contracts in
      progress                                                                    15,188                    15,168
    Accrued payroll and other employee benefits                                   12,402                     5,990
    Accrued professional liability reserve                                         3,735                     3,504
    Other accrued expenses                                                        18,996                    21,339
    Income taxes payable                                                           5,798                     3,768
    Current portion of long-term debt                                              1,480                     2,231
    Deferred income taxes                                                              0                       701
                                                                         -----------------           ---------------

Total current liabilities                                                         73,309                    71,492

Long-term debt                                                                    43,985                    42,483

Deferred income taxes                                                              1,555                     1,528

Minority interest in equity of subsidiaries                                           26                     1,060

Cumulative redeemable preferred stock; issued and
      outstanding: 956,613 shares in 1998 and
      956,613 shares in 1997                                                       9,870                     9,864

Shareholders' equity:
    Common stock--$1 par value: authorized: 10,000,000 shares;
      issued and outstanding:  1,889,176
        shares in 1998 and 1,872,000 shares in 1997                                1,889                     1,872
    Additional paid in capital                                                    15,949                    14,957
    Retained earnings                                                              9,785                     8,855
    Foreign currency translation adjustment                                       (5,484)                   (6,343)
                                                                          -----------------       -------------------
                                                                                  22,139                    19,341
                                                                          -----------------       -------------------
                                                                                $150,884                 $ 145,768
                                                                          =================       ===================


See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
LAW COMPANIES GROUP, INC.
(in thousands, except per share data)
                                                                            For the Quarter
                                                                            Ended March 31
                                                             ----------------------------------------------
                                                                   1998                       1997
                                                             ------------------        --------------------

Gross fees                                                   $      73,655             $      75,491
Less:  Cost of outside services                                      7,932                     8,098
                                                             ------------------        --------------------
Net fees                                                            65,723                    67,393

Direct costs and expenses:
    Payroll                                                         19,658                    20,009
    Job related expenses                                             7,343                     7,669
                                                             ------------------        --------------------
Gross profit                                                        38,722                    39,715

Indirect costs and expenses:
    Payroll                                                         15,628                    15,968
    Other expenses                                                  19,689                    20,656
                                                             ------------------        --------------------
Operating income                                                     3,405                     3,091

Other expense:
    Interest expense                                                (1,055)                     (955)
    Deferred financing costs                                           (37)                     (345)
    Other income (expense)                                               1                       (23)
                                                             ------------------        --------------------
    Income before income taxes  and
      equity investments                                             2,314                     1,768

Income tax provision                                                (1,065)                     (813)
Equity investments                                                      (8)                      (49)
                                                             ------------------        --------------------

Net income                                                           1,241                       906
Less:  preferred stock dividend and
    accretion                                                        (282)                         -
                                                             ------------------        --------------------
Net income available to common
    shareholders                                             $        959             $          906
                                                             ==================        ====================

Net income per common share                                  $        .51             $          .48
                                                             ==================        ====================
Net income per common share -
    assuming dilution                                        $        .42             $          .47
                                                             ==================        ====================


See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAW COMPANIES GROUP, INC.
(in thousands)
                                                                                      For the Quarter
                                                                                       Ended March 31
                                                                               ------------------------------
                                                                                   1998             1997
Operating activities
     Net income                                                                 $   1,241       $      906
     Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities:
         Depreciation and amortization                                              1,676            2,037
         Provision for losses on receivables                                          127               75
         Provision for losses on claims                                               231               89
         Deferred income taxes                                                     (1,300)          (1,062)
         Undistributed losses from equity investments                                   8                49
         Gain (loss) on disposal of property and equipment                              0                16

             Changes in operating assets and liabilities:
                 Billed fees receivable                                             1,665             4,761
                 Unbilled work in progress                                            446              (594)
                 Other current assets                                                (527)             (495)
                 Accounts payable and accrued expenses                              2,122              (151)
                 Billings in excess of costs and fees earned
                   on contracts in progress                                          (255)           (2,297)
                                                                               ------------     -------------
     Net cash provided by operating activities                                      5,434            3,334

Investing activities
     Purchases of property and equipment                                             (715)            (452)
     Proceeds from disposal of property and equipment and equity
        investments                                                                     2                5
     Other, net                                                                        81              160
                                                                               ------------     -------------
     Net cash used by investing activities                                           (632)            (287)


Financing activities
     Net (payments) proceeds on short-term borrowings                                (148)             434
     Net (payments)  proceeds on revolving line of credit and long-term
       borrowings                                                                     848           (1,804)
     Deferred financing and preferred stock issuance costs                           (397)          (1,348)
     Repurchase and retirement of shares                                              (60)             (11)
     Preferred dividends paid                                                        (200)               0
                                                                               ------------     -------------
Net cash used by financing activities                                                  43           (2,729)
Effect of exchange rate changes on cash                                                56             (153)
                                                                               ------------     -------------
Increase in cash and cash equivalents                                               4,901              165
Cash and cash equivalents at beginning of period                                    9,527            8,097
                                                                               ------------     -------------
Cash and cash equivalents at end of period                                      $  14,429         $  8,262
                                                                               ============     =============

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LAW COMPANIES GROUP, INC.


NOTE 1 - There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1997 in the Company's Form 10-K.

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1997 included in the Company's Form 10-K. The accompanying condensed consolidated financial statements at and for the three months ended March 31, 1998 and 1997 have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may occur during the year ending December 31, 1998.

NOTE 3 - On January 15, 1998, the Company refinanced its credit facilities into one credit facility with a global bank. For a description of these credit facilities, see Note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1997 in the Company's Form 10-K.


NOTE 4 - As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments or other adjustments, if any, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.
During the first quarter of 1998 and 1997, total comprehensive income amounted to $1,774 and $510.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the three month periods indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of income and (ii) the percentage increase or decrease in each of such items in 1998 from the comparable period in the prior year. The Company measures its operating performance on the basis of net fees since a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. This table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

                                                                                      Year to Year
                                                                                         Dollar
                                                      Three Month                       Increase
                                                 Periods Ended March 31                (Decrease)
                                            ---------------------------------     ---------------------
                                                   1998             1997              1998 vs. 1997
                                            ----------------- ---------------     ---------------------

Net fees                                            100.0%            100.0%                (2.5%)

Gross profit                                         58.9%             58.9%                (2.5%)

Indirect costs and expenses                          53.7%             54.3%                (3.6%)

Operating income                                      5.2%              4.6%                10.2%

Net income (loss)                                     1.9%              1.3%                37.0%


Results of Operations

Consolidated net fees of $65.7 million for the first three months of 1998 decreased 2.5% from net fees of $67.4 million for the same period in 1997. The United States net fees decreased 1.2% from $43.4 million for the first three months of 1997 to $42.8 million for the same period in 1998. United States net fees have been negatively impacted by a lack of environmental regulatory pressure which has softened the demand in the environmental markets and has resulted in increased competition. This decrease has been largely mitigated by the Company's efforts to improve its business development initiatives, which have included sales and marketing programs introduced in the latter half of 1997 and the first quarter of 1998.

The International Group's net fees for the first quarter of 1998 decreased 4.7% from $24.0 million in 1997 to $22.9 million. This quarter to quarter decrease is attributable to a hold on government expenditures surrounding the United Kingdom general election in the second quarter of 1997, which directly led to the cancellation of a project which was ongoing in the first quarter of 1997.

The gross profit margin for the first quarter of 1998 remained constant with that of the same period in 1997 at 58.9%. The United States' gross profit margin increased slightly to 65.0% in the first quarter of 1998 from 64.9% for the same period in 1997. The small improvement in margin reflects the Company's focus on improved project management and operating procedures in response to difficult domestic market conditions. The International Group's gross profit margin decreased slightly from 48.2% in the first quarter of 1997 to 47.6% for the same period in 1998. This slight decrease was primarily due to project performance issues.

Indirect costs and expenses were $35.3 million, or 53.7% of 1998 first quarter net fees, compared with $36.6 million, or 54.3% of 1997 first quarter net fees. This decrease of 3.6% is attributable to the continued positive impact of the Company's cost reduction and labor utilization initiatives. These initiatives were designed to maximize efficiency and profitability, to effect substantive change in the culture of the Company, and to improve labor utilization. In 1997, the Company advanced its efforts to lower real estate and office occupancy costs, which has provided additional benefit to the first quarter 1998 results.

Interest expense was $1.1 million in 1998's first quarter compared to $1.0 million for the same period in 1997. This increase is attributable to higher average outstanding debt in the first quarter of 1998. Interest rates charged on bank borrowings, however, have improved over rates charged in the first quarter of 1997. The amortization of deferred financing costs declined significantly (from $.3 million in the first quarter of 1997 to $.04 million in the same period of 1998) reflecting the successful efforts to negotiate a bank credit facility with reduced fees and related legal costs.

The effective income tax rate was 46.0% for the first three months of both 1998 and 1997. The effective tax rates were higher than the statutory federal rate of 34% due primarily to the effect of state income taxes and certain nondeductible expenses.

In the first quarter of 1998, the Company recorded net income of $1,241,000, or $.51 per share (basic), compared to net income of $906,000, or $0.48 per share (basic), for the first quarter of 1997.

Currency Translation

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' economic environments by utilizing a combination of current, average, and historic exchange rates, with translation impacts included in income. The foreign subsidiaries' functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing current and average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant in the first quarter of 1998. The translation of the Company's foreign subsidiaries in the first quarter of 1998 resulted in a $.9 million change in the Foreign Currency Translation Adjustment component of shareholders' equity. This change was caused by a decrease in the strength of the dollar relative to the pound sterling and the Rand from December 31, 1997 to March 31, 1998.

Debt and Short-term Borrowings

The Company reported debt and short-term borrowings of $46.2 million at March 31, 1998, compared to $45.6 million at December 31, 1997. Debt and short-term borrowings as a percentage of total capitalization amounted to 59% at March 31, 1998, compared to 61% at December 31, 1997.

On January 15, 1998, the Company refinanced its credit facilities (the "1998 Facility") with a bank with which the Company had no previous relationship. For a description of these credit facilities, see Note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1997 in the Company's Form 10-K. The 1998 Facility bears a three-year term and two one-year extension options. The 1998 Facility includes certain restrictions relating to, among other things, limitations on capital expenditures and achievement of certain leverage and fixed charge ratios, as well as other customery convenants. The 1998 Facility is secured by substantially all of the assets of the Company's United States and United Kingdom operating subsidiaries. See also "Liquidity and Capital Resources."

Liquidity and Capital Resources

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash provided by operations and borrowings available under the bank credit facility will be sufficient to meet its requirements for the foreseeable future.

Prior to 1995, certain of the Company's subsidiaries filed their federal income tax returns on the cash basis of accounting. Effective January 1, 1995, these subsidiaries changed their method of accounting from the cash to the accrual method for federal income tax purposes. Accordingly, previously deferred income of approximately $47 million at January 1, 1995 will be included in taxable income over a four year period, which began in 1995, resulting in an accelerated tax liability of $16 million. The Company anticipates additional income tax payments of approximately $4.5 million for the remainder of 1998 related to this change in income tax accounting.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the Company Common Stock fund under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. In the first quarter of 1998, 3,480 shares were traded out of the Plan totaling $60,000.

Cash Provided by Operations

Cash provided by operations in the first quarter of 1998 of $5.4 million increased from $3.3 million in 1997. This increase is primarily due to improvements in working capital management as compared to the first quarter of 1997.

Capital Expenditures

Capital expenditures for the first three months of 1998 were $.7 million compared to $.5 million for the first three months of 1997. This slight increase was in line with the Company's 1998 capital expenditures plan. In order to continue to enhance productivity and potentially increase earnings, the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company believes that the limit of capital spending imposed by its credit facility ($7.0 million per year) is sufficient to meet foreseeable requirements. The Company has no other material commitments for purchases of additional equipment.

Dividends

Cash dividends on Common Stock have been and continue to be prohibited under the current and previous bank credit facilities. As required by the terms of the Preferred Stock, the Company paid dividends to the holders of the Preferred Stock. These dividends totaled $0.2 million, or $.21 per preferred share.

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

Of the Company's administrative support systems which are not Year 2000 compliant, the Company does not anticipate adverse difficulties or material costs associated with migrating to Year 2000 compliant systems. Implementation plans for compliant systems have been developed and are currently being executed so that all administrative support systems will be fully Year 2000 compliant by mid-1999.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended (the
"Securities Act"), which represent the Company's expectations or beliefs. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described in the Company's filings with the Securities and Exchange Commission (the "Commission"), as well as general economic conditions in each of the geographic regions served by the Company and industry trends could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Effect of Inflation

General economic inflation had the effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.


PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                           11.01            Computation of Earnings Per Share

                           27.00            Financial Data Schedule



                  (b)   Reports on Form 8-K

                           None

                                   EXHIBIT 11
                            LAW COMPANIES GROUP, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                      (in thousands, except per share data)


                                                                          For the Quarter Ended
                                                                -------------------------------------------
                                                                     March 31             March 31
                                                                       1998                 1997
                                                                -------------------------------------------
Numerator:
   Net income                                                     $     1,241         $       906
   Preferred stock dividends and accretion                               (282)                  -
                                                                -------------------------------------------
                                                                -------------------------------------------
   Numerator for basic earnings per share - income
   available to common shareholders                                       959                 906

   Effect of dilutive securities:
      None                                                                  -                   -
                                                                -------------------------------------------
      Numerator for diluted earnings per share -
     income available to common shareholders                         $    959             $   906


Denominator:
   Denominator  for  basic  earnings  per  share  -
     weighted-average shares                                            1,878               1,905

   Effect of dilutive securities:
       Employee stock options                                              69                   3
       Common stock warrants                                              336                   -
                                                                -------------------------------------------

   Dilutive potential common shares                                       405                   3
                                                                -------------------------------------------

      Denominator for diluted earnings
      per share - adjusted weighted-average shares
                                                                        2,283               1,908
                                                                ===========================================

Basic earnings per share                                          $       .51         $       .48
                                                                ===========================================

Diluted earnings per share                                        $       .42         $       .47
                                                                ===========================================


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Law Companies Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LAW COMPANIES GROUP, INC.




/s/ R. B. Fooshee
-----------------------------------------------------------
Robert B. Fooshee
Chief Financial Officer and Treasurer


Dated:    May 15, 1998