Form 10-Q
period 1998-06-30
LAW COMPANIES GROUP INC
filed 1998-08-14
CIK 853323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-19239


                            Law Companies Group, Inc.
                -------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Georgia                                                   58-0537111
------------------------------------                      ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1105 Sanctuary Parkway, Suite 300, Alpharetta, GA                 30004
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                                 (770) 360-0600
                --------------------------------------------------
               (Registrant's telephone number including area code)

                   114 TownPark Drive, Suite 500, Kennesaw, GA 30144
--------------------------------------------------------------------------------
(Former name,former address,and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO
                                      ---  ---
The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at July 31, 1998 was 2,052,407.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
          as of June 30, 1998 and December 31, 1997............................1


         Condensed Consolidated Statements of Income
          for the Quarters and Six Months Ended June 30, 1998 and 1997.........3


         Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1998 and 1997 .....................4


         Notes to Condensed Consolidated
          Financial Statements.................................................5


         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............7

PART II.  OTHER INFORMATION

         ITEM 2.    CHANGES IN SECURITIES.....................................11

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......11

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................12

SIGNATURE.....................................................................13

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(in thousands)



                                                         June 30     December 31
                                                           1998         1997
                                                       ------------  -----------
Assets
Current assets:
    Cash and cash equivalents                          $   10,103    $    9,527
    Billed fees receivable, net of allowance               57,363        56,808
    Unbilled work in progress                              34,580        32,105
    Other receivables                                         887         1,779
    Employee advances                                         488           420
    Prepaid expenses                                        4,659         3,268
    Deferred income taxes                                   1,982             0
                                                       ------------  -----------
Total current assets                                      110,062       103,907
Property and equipment:
    Land and buildings                                     12,086        12,094
    Equipment                                              38,597        36,507
    Automobiles                                             2,719         3,088
    Furniture and fixtures                                 12,247        12,386
    Leasehold improvements                                  3,311         3,526
                                                       ------------  -----------
                                                           68,960        67,601
    Less accumulated depreciation and
       amortization                                        45,992        44,095
                                                       ------------  -----------
                                                           22,968        23,506
Other Assets:
    Equity investments                                      1,335         1,361
    Goodwill, net                                          13,333        13,775
    Other assets                                            5,374         3,219
                                                       ------------  -----------
                                                           20,042        18,355
                                                       ------------  -----------
                                                       $  153,072    $  145,768
                                                       ============  ===========



See accompanying notes

CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(in thousands)

                                                         June 30     December 31
                                                           1998         1997
                                                       ------------  -----------
Liabilities and shareholders' equity

Current liabilities:
    Short-term borrowings                              $       652   $     904
    Accounts payable                                        17,600      17,887
    Billings in excess of costs and fees earned
      on contracts in progress                              13,576      15,168
    Accrued payroll and other employee benefits             10,080       5,990
    Accrued professional liability reserve                   3,205       3,504
    Other accrued expenses                                  18,374      21,339
    Income taxes payable                                     6,518       3,768
    Current portion of long-term debt                        3,717       2,231
    Deferred income taxes                                       -          701
                                                       ------------  -----------
Total current liabilities                                   73,722      71,492

Long-term debt                                              42,767      42,483

Deferred income taxes                                        1,405       1,528

Minority interest in equity of subsidiaries                    352       1,060

Cumulative redeemable preferred stock; issued and
 outstanding:  956,613 shares in 1998 and 956,613
 shares in 1997                                              9,875       9,864

Shareholders' equity:
    Common stock--$1 par value:
     authorized: 10,000,000 shares;
     issued and outstanding:
     2,052,407 shares in 1998
     and 1,872,000 shares in 1997                            2,052       1,872
    Additional paid in capital                              18,104      14,957
    Retained earnings                                       11,147       8,855
    Foreign currency translation adjustment                 (6,352)     (6,343)
                                                       ------------  -----------
                                                            24,951      19,341
                                                       ------------  -----------
                                                        $  153,072   $ 145,768
                                                       ============  ===========


See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LAW COMPANIES GROUP, INC.
(in thousands, except per share data)

                                         For the Quarters                       For the Six Months
                                          Ended June 30,                          Ended June 30,
                                ---------------------------------       ----------------------------------
                                     1998               1997                  1998               1997
                                ---------------    --------------       ---------------    ---------------
Gross fees                      $     77,855       $     79,332         $    151,510         $  154,822
Less: Cost of outside                  8,810              9,358               16,742             17,455
                                ---------------    --------------       ---------------    ---------------
Net fees                              69,045             69,974              134,768            137,367

Direct costs and expenses:
    Payroll                           20,481             20,829               40,139             40,838
    Job related expenses               8,156              8,037               15,499             15,706
                                ---------------    --------------       ---------------    ---------------
Gross profit                          40,408             41,108               79,130             80,823

Indirect costs and expenses:
    Payroll                           15,617             15,260               31,245             31,228
    Other expenses                    20,601             22,551               40,290             43,207
                                ---------------    --------------       ---------------    ---------------
Operating income                       4,190              3,297                7,595              6,388

Other income (expense):
    Interest expense                  (1,136)            (1,028)              (2,191)            (1,983)
    Deferred financing costs             (24)              (295)                 (61)              (640)
    Other income (expense)               236               (287)                 237               (310)
                                ---------------    --------------       ---------------    ---------------
    Income before income taxes
      and equity investments           3,266              1,687                5,580              3,455

Income tax provision                  (1,502)              (753)              (2,567)            (1,566)

Equity investments                         1                 34                   (7)               (15)
                                ---------------    --------------       ---------------    ---------------
Net income                             1,765                968                3,006              1,874
                                ---------------    --------------       ---------------    ---------------

Less:  Preferred stock dividend
       and accretion                    (282)              (175)                (564)              (175)
                                ---------------    --------------       ---------------    ---------------
Net income available to common
shareholders                    $      1,483       $        793         $      2,442      $       1,699
                                ===============    ==============       ===============    ===============
Basic earnings per
 common share                   $        .78       $        .42         $       1.29      $         .90
                                ===============    ==============       ===============    ===============
Diluted earnings per
 common share                   $        .58       $        .39         $       1.02      $         .86
                                ===============    ==============       ===============    ===============

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAW COMPANIES GROUP, INC.
(in thousands)
                                                                 For the Six Months
                                                                   Ended June 30,
                                                           ------------------------------
                                                                 1998            1997
                                                           --------------    ------------
Operating activities
     Net income                                             $      3,006      $    1,874
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                             3,344           3,998
         Provision for losses on receivables                         398             100
         Provision for losses on claims                               -               91
         Deferred income taxes                                    (2,805)         (2,401)
         Undistributed losses from equity investments                  7              15
         Gain on disposal of property and equipment                   62             318

             Changes in operating assets and liabilities:
                 Billed fees receivable                           (1,541)            770
                 Unbilled work in progress                        (2,830)          1,518
                 Other current assets                               (656)           (743)
                 Accounts payable and accrued expense              3,906             408
                 Billings in excess of costs and fees
                  earned on contracts in progress                 (1,299)         (3,620)
                                                           --------------    ------------
     Net cash provided by operating activities                     1,592           2,328

Investing activities
     Purchases of property and equipment                          (2,732)         (4,834)
     Proceeds from disposal of property and equipment                 13              28
     Other, net                                                   (1,657)           (405)
                                                           --------------    ------------
Net cash used by investing activities                             (4,376)         (5,211)

Financing activities
     Net (payments) proceeds on short-term borrowings               (234)            427
     Net (payments) proceeds on revolving
      line of credit and long-term borrowings                      1,782          (2,737)
     Deferred financing and preferred
      stock issuance costs                                          (369)         (3,267)
     Issuance of common stock and warrants                         2,888             150
     Repurchase and retirement of shares                            (291)           (214)
     Issuance of redeemable preferred stock                            -            9,850
     Preferred dividends paid                                       (400)           (121)
                                                           --------------    ------------
Net cash provided by financing activities                          3,376           4,088
Effect of exchange rate changes on cash                              (16)            (78)
                                                           --------------    ------------
Increase in cash and cash equivalents                                576           1,127
Cash and cash equivalents at beginning of period                   9,527           8,097
                                                           --------------    ------------
Cash and cash equivalents at end of period                   $    10,103      $    9,224
                                                           ==============    ============

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LAW COMPANIES GROUP, INC.


NOTE 1 - There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1997 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K").

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1997 included in the Form 10-K. The accompanying condensed consolidated financial statements at and for the quarter and six months ended June 30, 1998 and 1997 have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the quarter and six months ended June 30, 1998 may not be indicative of the results that may occur during the year ending December 31, 1998.

NOTE 3 - On January 15, 1998, the Company refinanced its credit facilities into one credit facility with a global bank. For a description of these credit facilities, see Note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1997 in the Company's Form 10-K.

NOTE 4 - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires foreign currency translation adjustments or other adjustments, if any, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.

During the first six months of 1998 and 1997, total comprehensive income amounted to $3,000,000 and $1,612,000, respectively. For the second quarter of 1998 and 1997, total comprehensive income was $1,227,000 and $1,101,000, respectively.

NOTE 5 - Computation of Earnings Per Share


                            LAW COMPANIES GROUP, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                      (in thousands, except per share data)

                                                   For the Quarter Ended June 30,       For the Six Months Ended June 30,
                                                 -----------------------------------------------------------------------------
                                                       1998              1997                1998              1997
                                                 ---------------------------------------------------------------------------
Numerator:
   Net income                                    $   1,765          $    968           $     3,006       $     1,874
   Preferred stock dividends and accretion            (282)             (175)                 (564)             (175)
                                                 ---------------------------------------------------------------------------
   Numerator for basic earnings per share -
    income available to common shareholders          1,483               793                 2,442             1,699

   Effect of dilutive securities:
      Preferred stock dividends and accretion          282               175                   282               175
                                                 ---------------------------------------------------------------------------
      Numerator for diluted earnings per
     share - income available to common
     shareholders                                $   1,765          $    968           $     2,724       $     1,874

Denominator:
   Denominator for basic earnings per share -
    weighted-average shares                          1,893             1,892                 1,893             1,884

   Effect of dilutive securities:
       Employee stock options                           79                23                    74                13
       Other stock options                              91                 -                    48                 -
       Convertible preferred stock                     957               578                   478               289
       Common stock warrants                             -                 -                   168                 -
                                                 ---------------------------------------------------------------------------

   Dilutive potential common shares                  1,127               601                   768               302
                                                 ---------------------------------------------------------------------------

      Denominator for diluted earnings per
      share-adjusted weighted-average shares         3,020             2,493                 2,661             2,186
                                                 ===========================================================================

Basic earnings per common share                  $     .78          $    .42           $      1.29       $       .90
                                                 ===========================================================================

Diluted earnings per common share                $     .58          $    .39           $      1.02       $       .86
                                                 ===========================================================================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the quarters and six month periods indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of income and (ii) the percentage increase or decrease in each of such items in the 1998 periods from the comparable periods in the prior year. The Company measures its operating performance on the basis of net fees since a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. The following table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.


                                          Qtr to Qtr                                  Year to Year
                                            Dollar                                       Dollar
                  Quarters Ended           Increase       Six Month Periods Ended       Increase
                     June 30,             (Decrease)              June 30,             (Decrease)
                --------------------   ---------------   ------------------------   ----------------
                   1998      1997       1998 vs  1997       1998         1997        1998 vs  1997
                ---------  ---------   ---------------   -----------  -----------   ----------------
Net fees           100.0%   100.0%         (1.3%)           100.0%       100.0%            (1.9%)

Gross profit        58.5%    58.7%         (1.7%)            58.7%        58.8%            (2.1%)

Indirect costs
  and expenses      52.5%    54.0%         (4.2%)            53.1%        54.2%            (3.9%)

Operating income     6.1%     4.7%         27.1%              5.6%         4.7%            18.9%

Net income           2.6%     1.4%         82.3%              2.2%         1.4%            60.4%




Results of Operations

Consolidated net fees of $134.8 million for the first six months of 1998 decreased 1.9% from net fees of $137.4 million for the same period in 1997. For the second quarter of 1998, net fees of $69.0 million decreased 1.3% from net fees of $70.0 million in the second quarter of 1997. Net fees from United States operations decreased 1.2% from $89.0 million for the first six months of 1997 to $87.9 million for the same period in 1998. Net fees from United States operations for the second quarter decreased 1.1% from $45.6 million in 1997 to $45.1 million for the same period in 1998. United States net fees continue to be negatively impacted by increased competitive pressures in the environmental markets. Reduced federal appropriations for defense-related projects have also adversely impacted the Company's net fees from government markets. These decreases were largely offset by ongoing improvements in business development initiatives, including sales and marketing programs introduced over the last 12 months.

The International Group's net fees for the first six months of 1998 decreased 3.1% from $48.4 million in 1997 to $46.9 million in 1998. For the second quarter, the International Group's net fees decreased 1.6% from $24.4 million in 1997 to $24.0 million. This quarter to quarter decrease is attributable to continued reductions in government expenditures in the United Kingdom resulting in a lower volume of public sector work.

The Company's gross profit margin of 58.7% for the first six months of 1998 decreased slightly compared to 58.8% for the same period in 1997. The gross profit margin for the second quarter of 1998 of 58.5% also decreased slightly compared to 58.7% for the previous year. The gross profit margin from United States operations increased slightly to 65.0% over the first six months of 1998 from 64.8% for the same period in 1997. The small improvement in U.S. gross margin reflects the Company's continuing drive to proactively manage and improve project management discipline, operating procedures, and service delivery quality. The International Group's gross profit margin decreased from 47.9% in the first six months of 1997 to 47.0% for the same period in 1998. This decrease was primarily due to project performance issues combined with increased competition in international markets.

Indirect costs and expenses were $71.5 million, or 53.1% of net fees, for the first six months of 1998, compared with $74.4 million, or 54.2% of net fees, for the same period in 1997. This decrease of 3.9% is attributable to the continued positive impact of the Company's labor utilization improvements and expense reduction initiatives. The Company's drive to lower real estate and office occupancy costs continued over the first six months of 1998, with positive results.

Interest expense for the first six months and second quarter of 1998 was $2.2 million and $1.1 million, respectively. This compares to interest expense of $2.0 million and $1.0 million for the same periods of 1997. This increase is attributable to higher average outstanding debt over the first six months of 1998. Interest rates charged on bank borrowings, however, have improved over rates charged in the first half of 1997. The amortization of deferred financing costs declined significantly (from $0.6 million in the first six months of 1997 to $0.06 million during the same period of 1998) reflecting the successful efforts to negotiate a bank credit facility with reduced fees and related legal costs. This new credit facility was obtained in January of 1998.

The effective income tax rate was 46.0% for the first six months of both 1998 and 1997. The effective tax rates were higher than the statutory federal rate of 34% due primarily to the effect of state income taxes and certain nondeductible expenses.

For the first six months of 1998, the Company recorded net income of $3,006,000, or $1.29 per common share (basic), compared to net income of $1,874,000, or $0.90 per common share (basic), for the same period of 1997. Net income for the second quarter of 1998 was $1,765,000, or $0.78 per common share (basic), compared to net income of $968,000, or $0.42 per common share (basic), for the second quarter of 1997.

Currency Translation

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' operating environments by utilizing a combination of current, monthly average, and historic exchange rates, with translation impacts included in income. The foreign subsidiaries' functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing month-end and monthly average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses, which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant over the first six months of 1998. The translation of the Company's foreign subsidiaries for the first six months of 1998 resulted in a change of $9,000 in the Foreign Currency Translation Adjustment component of shareholders' equity. This small fluctuation was caused by a slight decrease in the strength of the U.S. dollar relative to the pound sterling from December 31, 1997 to June 30, 1998, partially offset by a strengthening of the U.S. dollar relative to the South African rand over the same period.

Debt and Short-term Borrowings

The Company reported debt and short-term borrowings of $47.1 million at June 30, 1998, compared to $45.6 million at December 31, 1997. Debt and short-term borrowings as a percentage of total capitalization amounted to 57.3% at June 30, 1998, compared to 61.0% at December 31, 1997.

On January 15, 1998, the Company refinanced its credit facilities (the "1998 Facility") with a bank with which the Company had no previous relationship. For a description of these credit facilities, see Note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1997 in the Company's Form 10-K. The 1998 Facility bears a three-year term expiring in January 2001, with two one-year extension periods at the Company's option. The 1998 Facility includes certain restrictions relating to, among other things, limitations on capital expenditures and achievement of certain leverage and fixed charge ratios, as well as other customary covenants. The 1998 Facility is secured by substantially all of the assets of the Company's United States and United Kingdom operating subsidiaries. See also "Liquidity and Capital Resources".

Liquidity and Capital Resources

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash provided by operations and borrowings available under the bank credit facility will be sufficient to meet its requirements for the foreseeable future.

Prior to 1995, certain of the Company's subsidiaries filed their federal income tax returns on the cash basis of accounting. Effective January 1, 1995, these subsidiaries changed their method of accounting from the cash to the accrual method for federal income tax purposes. Accordingly, previously deferred income of approximately $47.0 million at January 1, 1995 will be included in taxable income over a four-year period, which began in 1995, resulting in an accelerated tax liability of $16.0 million. The Company will make the final payment of this liability in the form of additional income tax payments of approximately $2.25 million during the second half of 1998 related to this change in income tax accounting.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the use of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Over the first six months of 1998, 15,248 shares were traded out of the Plan totaling $291,000.

On May 6, 1997, the shareholders of the Company authorized and approved a transaction between the Company and Virgil R. Williams and James M. Williams, Jr., each a director of the Company (collectively, the "Investors"), pursuant to which the Company sold to the Investors (including, in the case of James M. Williams, a family partnership that he controls) a combination of Preferred Stock, Common Stock warrants, and options to purchase shares of Common Stock (the "Options"). The Options are eligible to be exercised in various quantities and at various prices through December 31, 2006. On June 25, 1998, Virgil R. Williams and the James M. Williams Family Partnership exercised options to purchase an aggregate of 175,000 shares of the Company's Common Stock at an exercise price of $16.50 per share The proceeds of $2.9 million received by the Company will be invested in initiatives to further reduce real estate and insurance costs as well as fund improvements in technology and increased sales and marketing activities.

Cash Provided by Operations

Cash provided by operations over the first six months of 1998 of $1.6 million decreased from $2.3 million provided by operations in the first six months of 1997. This decrease was primarily due to increased net working capital requirements in the first six months of 1998 compared to the same period in the prior year.

Capital Expenditures

Capital expenditures for the first six months of 1998 were $2.7 million compared to $4.8 million for the first six months of 1997. This decrease was in line with the Company's 1998 capital expenditures plan. In order to continue to enhance productivity and potentially increase earnings, the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company believes that the limit of capital spending imposed by its credit facility ($7.0 million per year) is sufficient to meet foreseeable requirements.

Dividends

Cash dividends on Common Stock have been and continue to be prohibited under the current and previous bank credit facilities. As required by the terms of the Company's outstanding Preferred Stock and permitted by the 1998 credit facility, the Company paid dividends to the holders of the Preferred Stock. These dividends totaled $0.4 million, or $0.42 per preferred share for the six months ended June 30, 1998 and $0.2 million, or $0.21 per preferred share for the second quarter of 1998.

Year 2000 Consequences

As the Company's core business services are engineering and environmental science professional consulting services, the delivery of these services is not critically dependent on any mainframe, mini-computer or personal computer based applications. Where computer applications are used to support the delivery of services to clients, the applications are largely personal computer based and essentially year-2000 compliant.

Of  the  Company's   administrative  support  systems  that  are  not  year-2000 compliant, the Company does not anticipate adverse difficulties or material costs associated with migrating to year-2000 compliant systems. Implementation plans for compliant systems have been developed and are currently being executed so that all administrative support systems will be fully year-2000 compliant by mid-1999.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which represent the Company's expectations or beliefs. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described in the Company's filings with the Securities and Exchange Commission (the "Commission"), as well as general economic and regulatory conditions in each of the geographic regions served by the Company and industry trends could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Effect of Inflation

General economic inflation had the effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.

PART II.  OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

On May 6, 1997, the shareholders of the Company authorized and approved a transaction between the Company and Virgil R. Williams and James M. Williams, Jr., each a director of the Company (collectively, the "Investors"), pursuant to which the Company sold to the Investors (including, in the case of James M. Williams, a family partnership that he controls) a combination of Preferred Stock, Common Stock warrants, and options to purchase shares of Common Stock (the "Options"). The Options are eligible to be exercised in various quantities and at various prices through December 31, 2006. On June 25, 1998, Virgil R. Williams and the James M. Williams Family Partnership exercised options to purchase an aggregate of 175,000 shares of the Company's Common Stock at an exercise price of $16.50 per share. The proceeds of $2.9 million received by the Company will be invested in initiatives to further reduce real estate and insurance costs as well as fund improvements in technology and increased sales and marketing activities.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held May 11, 1998 in Atlanta, Georgia for the purpose of considering and voting on a proposal (the "Proposal") to elect six (6) common directors and one (1) swing director to serve on the Board of Directors of the Company until the 1999 Annual Meeting and until their successors are duly elected and qualified.

Each nominee for director was elected as a director at the meeting. The votes for each of the nominees for director included in the Proposal are detailed below:

       Directors                                      For              Withheld
----------------------------------------           ---------          ---------
Bruce C. Coles                                     1,388,220            41,911
Peter D. Brettell                                  1,386,816            43,315
Robert B. Fooshee                                  1,373,481            56,650
Walter T. Kiser                                    1,368,122            62,009
Frank B. Lockridge                                 1,377,485            52,646
Clay E. Sams                                       1,378,235            51,896
John Y. Williams                                   1,376,295            53,836


Additionally, the Company's Articles of Incorporation provide that the holders of the Company's outstanding Preferred Stock have the right to elect six (6) preferred directors. On February 20, 1998, the holders of Preferred Stock, acting by unanimous written consent, elected the following persons as directors:
Joe A. Mason, Thomas D. Moreland, Steven Muller, James M. Williams, Michael D. Williams, and Virgil R. Williams.

ITEM 5.  OTHER INFORMATION

Shareholder Proposals

The Securities and Exchange Commission has made recent changes to the proxy rules in Regulation 14A under the Securities Exchange Act of 1934, as amended, including Rule 14a-4 and Rule 14a-5. Shareholders are entitled to submit proposals on matters appropriate for shareholder action consistent with the rules and regulations of the Securities and Exchange Commission and with the Company's Bylaws.

In connection with a shareholder's proposal to be presented at the 1999 Annual Meeting of Shareholders where such shareholder has not sought inclusion of the proposal in the Company's proxy statement and form of proxy, a proxy granted to the Company's management will give management discretionary authority to vote on any such shareholder proposal at the 1999 Annual Meeting of Shareholders if:

         (i) the Company's Corporate Secretary, Law Companies Group, Inc., 1105 Sanctuary Parkway, Suite 300, Alpharetta, Georgia 30004, receives such proposal after February 17, 1999; or

         (ii) if the Company's Corporate Secretary receives such proposal on or before February 17, 1999 and management describes the proposal and how it intends to exercise its discretionary voting authority with respect to such proposal in its proxy statement relating to the 1999 Annual Meeting of Shareholders; provided that, even if the Company includes such information in its proxy statement, the Company's management may not exercise its discretionary voting authority if, among other things, the shareholder submitting the proposal provides the Company's Corporate Secretary with a written statement on or before February 17, 1999 that such shareholder intends to deliver a proxy statement and form of proxy to the number of shareholders required to carry the proposal.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                           27.00            Financial Data Schedule

                  (b)   Reports on Form 8-K

                           None

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


Dated:    August 14, 1998