Form 10-Q
period 1998-09-30
LAW COMPANIES GROUP INC
filed 1998-11-13
CIK 853323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                                        OR

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

                                       N/A
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
The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at October 31, 1998 was 2,049,745.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
          as of September 30, 1998 and December 31, 1997.......................1


         Condensed Consolidated Statements of Income for the Quarters and Nine Months Ended September 30, 1998 and 1997...3


         Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1998 and 1997 ...............4


         Notes to Condensed Consolidated
          Financial Statements.................................................5


         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............7

PART II.  OTHER INFORMATION

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................11

SIGNATURE.....................................................................12

PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(unaudited - in thousands)



                                                       September 30  December 31
                                                           1998         1997
                                                       ------------  -----------
Assets
Current assets:
    Cash and cash equivalents                          $   11,940    $    9,527
    Billed fees receivable, net of allowance               60,097        56,808
    Unbilled work in progress                              34,612        32,105
    Other receivables                                         799         1,779
    Employee advances                                         504           420
    Prepaid expenses                                        4,393         3,268
    Deferred income taxes                                   2,596             0
                                                       ------------  -----------
Total current assets                                      114,941       103,907
Property and equipment:
    Land and buildings                                     12,426        12,094
    Equipment                                              38,403        36,507
    Automobiles                                             2,702         3,088
    Furniture and fixtures                                 12,203        12,386
    Leasehold improvements                                  1,894         3,526
                                                       ------------  -----------
                                                           67,628        67,601
    Less accumulated depreciation and
       amortization                                        44,778        44,095
                                                       ------------  -----------
                                                           22,850        23,506
Other Assets:
    Equity investments                                      1,417         1,361
    Goodwill, net                                          13,559        13,775
    Other assets                                            4,636         3,219
                                                       ------------  -----------
                                                           19,612        18,355
                                                       ------------  -----------
Total assets                                           $  157,403    $  145,768
                                                       ============  ===========



See accompanying notes

CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(unaudited - in thousands)

                                                       September 30  December 31
                                                           1998         1997
                                                       ------------  -----------
Liabilities and shareholders' equity

Current liabilities:
    Short-term borrowings                              $       600   $     904
    Accounts payable                                        14,038      17,887
    Billings in excess of costs and fees earned
      on contracts in progress                              15,319      15,168
    Accrued payroll and other employee benefits             11.600       5,990
    Accrued professional liability reserve                   2,988       3,504
    Other accrued expenses                                  20,226      21,339
    Income taxes payable                                     5,853       3,768
    Current portion of long-term debt                        4,713       2,231
    Deferred income taxes                                       -          701
                                                       ------------  -----------
Total current liabilities                                   75,337      71,492

Long-term debt                                              42,660      42,483

Deferred income taxes                                        1,162       1,528

Minority interest in equity of subsidiaries                    355       1,060

Cumulative redeemable preferred stock; issued and
 outstanding:  956,613 shares in 1998 and 956,613
 shares in 1997                                              9,880       9,864

Shareholders' equity:
    Common stock--$1 par value:
     authorized: 10,000,000 shares;
     issued and outstanding:
     2,049,745 shares in 1998
     and 1,872,000 shares in 1997                            2,050       1,872
    Additional paid in capital                              18,080      14,957
    Retained earnings                                       13,435       8,855
    Foreign currency translation adjustment                 (5,556)     (6,343)
                                                       ------------  -----------
                                                            28,009      19,341
                                                       ------------  -----------
                                                        $  157,403   $ 145,768
                                                       ============  ===========


See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LAW COMPANIES GROUP, INC.
(unaudited - in thousands, except per share data)

                                        For the Quarters                       For the Nine Months
                                       Ended September 30,                      Ended September 30,
                                ---------------------------------       ----------------------------------
                                     1998               1997                  1998               1997
                                ---------------    --------------       ---------------    ---------------
Gross fees                      $     79,462       $     78,131         $    230,972         $  232,954
Less: Cost of outside services         9,817              8,459               26,559             25,914
                                ---------------    --------------       ---------------    ---------------
Net fees                              69,645             69,672              204,413            207,040

Direct costs and expenses:
    Payroll                           20,303             20,663               60,442             61,501
    Job related expenses               8,396              7,994               23,895             23,701
                                ---------------    --------------       ---------------    ---------------
Gross profit                          40,946             41,015              120,076            121,838

Indirect costs and expenses:
    Payroll                           16,053             15,067               47,298             46,296
    Other expenses                    19,310             22,513               59,600             65,720
                                ---------------    --------------       ---------------    ---------------
Operating income                       5,583              3,435               13,178              9,822

Other income (expense):
    Interest expense                  (1,038)            (1,042)              (3,229)            (3,025)
    Deferred financing costs             (31)              (275)                 (92)              (915)
    Other income (expense)              (104)                43                  133               (267)
                                ---------------    --------------       ---------------    ---------------
    Income before income taxes
      and equity investments           4,410              2,161                9,990              5,615

Income tax provision                  (1,829)            (1,152)              (4,396)            (2,718)

Equity investments                        16                (39)                   9                (53)
                                ---------------    --------------       ---------------    ---------------
Net income                             2,597                970                5,603              2,844
                                ---------------    --------------       ---------------    ---------------

Less:  Preferred stock dividend
       and accretion                    (283)              (283)                (847)              (458)
                                ---------------    --------------       ---------------    ---------------
Net income available to common
shareholders                    $      2,314       $        687         $      4,756      $       2,386
                                ===============    ==============       ===============    ===============
Basic earnings per
 common share                   $       1.13       $        .36         $       2.45      $        1.26
                                ===============    ==============       ===============    ===============
Diluted earnings per
 common share                   $        .81       $        .31         $       1.87      $        1.17
                                ===============    ==============       ===============    ===============

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAW COMPANIES GROUP, INC.
(unaudited - in thousands)

                                                                For the Nine Months
                                                                 Ended September 30,
                                                           ------------------------------
                                                                 1998            1997
                                                           --------------    ------------
Operating activities
     Net income                                             $      5,603      $    2,844
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                             5,019           5,974
         Provision for losses on receivables                         399             127
         Provision for losses on claims                               -              (89)
         Deferred income taxes                                    (3,663)         (2,502)
         Undistributed (earnings) losses from equity investments      (9)             53
         Gain on disposal of property and equipment                  200             325

             Changes in operating assets and liabilities:
                 Billed fees receivable                           (3,176)         (2,878)
                 Unbilled work in progress                        (2,204)          1,245
                 Other current assets                               (191)         (1,426)
                 Accounts payable and accrued expense              3,320            (163)
                 Billings in excess of costs and fees
                  earned on contracts in progress                 (1,099)         (1,654)
                                                           --------------    ------------
     Net cash provided by operating activities                     4,199           1,856

Investing activities
     Cash used for acquisitions                                     (187)           (415)
     Purchases of property and equipment                          (4,187)         (5,898)
     Proceeds from disposal of property and equipment                 34              82
     Other, net                                                   (1,482)            483
                                                           --------------    ------------
Net cash used by investing activities                             (5,822)         (5,748)

Financing activities
     Net (payments) proceeds on short-term borrowings               (305)            438
     Net (payments) proceeds on revolving
      line of credit and long-term borrowings                      2,659            (762)
     Deferred financing and preferred
      stock issuance costs                                          (369)         (3,447)
     Issuance of common stock and warrants                         2,888             150
     Repurchase and retirement of shares                            (343)           (306)
     Issuance of redeemable preferred stock                            -           9,850
     Preferred dividends paid                                       (600)           (321)
                                                           --------------    ------------
Net cash provided by financing activities                          3,930           5,602
Effect of exchange rate changes on cash                              106            (235)
                                                           --------------    ------------
Increase in cash and cash equivalents                              2,413           1,475
Cash and cash equivalents at beginning of period                   9,527           8,097
                                                           --------------    ------------
Cash and cash equivalents at end of period                   $    11,940      $    9,572
                                                           ==============    ============

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

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1997 included in the Form 10-K. The accompanying condensed consolidated financial statements at and for the quarter and nine months ended September 30, 1998 and 1997 have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the quarter and nine months ended September 30, 1998 may not be indicative of the results that may occur during the year ending December 31, 1998.

NOTE 3 - On January 15, 1998, the Company refinanced its credit facilities into one credit facility with a global bank. For a description of these credit facilities, see Note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1997 in the Company's Form 10-K.

NOTE 4 - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires foreign currency translation adjustments or other adjustments, if any, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.

During the first nine months of 1998 and 1997, total comprehensive income amounted to $6,091,000 and $1,968,000, respectively. For the third quarter of 1998 and 1997, total comprehensive income was $3,091,000 and $356,000, respectively.

NOTE 5 - Computation of Earnings Per Share

                            LAW COMPANIES GROUP, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                      (in thousands, except per share data)

                                                 For the Quarter Ended September 30,   For the Nine Months Ended September 30,
                                                 -----------------------------------------------------------------------------
                                                       1998              1997                1998              1997
                                                 ---------------------------------------------------------------------------
Numerator:
   Net income                                    $   2,597          $    970           $     5,603       $     2,844
   Preferred stock dividends and accretion            (283)             (283)                 (847)             (458)
                                                 ---------------------------------------------------------------------------
   Numerator for basic earnings per share -
    income available to common shareholders          2,314               687                 4,756             2,386

   Effect of dilutive securities:
      Preferred stock dividends and accretion          283                -                    565               175
                                                 ---------------------------------------------------------------------------
      Numerator for diluted earnings per
     share - income available to common
     shareholders                                $   2,597          $    687           $     5,321       $     2,561

Denominator:
   Denominator for basic earnings per share -
    weighted-average shares                          2,051             1,886                 1,941             1,892

   Effect of dilutive securities:
       Employee stock options                           90                41                    79                22
       Other stock options                             115                 -                    70                 -
       Cumulative convertible redeemable
        preferred stock                                957                 -                   638               193
       Common stock warrants                             -               258                   112                86
                                                 ---------------------------------------------------------------------------

   Dilutive potential common shares                  1,162               299                   899               301
                                                 ---------------------------------------------------------------------------

      Denominator for diluted earnings per
      share-adjusted weighted-average shares         3,213             2,185                 2,840             2,193
                                                 ===========================================================================

Basic earnings per common share                  $    1.13          $    .36           $      2.45       $      1.26
                                                 ===========================================================================

Diluted earnings per common share                $     .81          $    .31           $      1.87       $      1.17
                                                 ===========================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the quarters and nine month periods indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of income and (ii) the percentage increase or decrease in each of such items in the 1998 periods from the comparable periods in the prior year. The Company measures its operating performance on the basis of net fees since a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. The following table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

                                             Qtr to Qtr                                  Year to Year
                                               Dollar                                        Dollar
                     Quarters Ended           Increase       Nine Month Periods Ended       Increase
                      September 30,          (Decrease)           September 30,            (Decrease)
                   --------------------   ---------------   ------------------------   ----------------
                      1998      1997       1998 vs  1997       1998         1997        1998 vs  1997
                   ---------  ---------   ---------------   -----------  -----------   ----------------
Net fees           100.0%     100.0%         (0.1%)           100.0%       100.0%            (1.3%)

Gross profit        58.8%      58.9%         (0.2%)            58.7%        58.8%            (1.4%)

Indirect costs
  and expenses      50.8%      53.9%         (5.9%)            52.3%        54.1%            (4.6%)

Operating income     8.0%       4.9%         62.5%              6.4%         4.7%            34.2%

Net income           3.7%       1.4%        167.5%              2.7%         1.4%            96.9%

Results of Operations

Effective control of indirect labor and expenses for the third quarter and nine months ended September 30, 1998 resulted in significant improvements in net income, although net fees were slightly unfavorable compared to the previous year. Consolidated net fees of $204.4 million for the first nine months of 1998 decreased 1.3% from net fees of $207.0 million for the same period in 1997. For the third quarter of 1998, net fees of $69.6 million were substantially even with the third quarter of 1997.

Net fees from the Company's United States operations decreased 0.4% from $134.8 million for the first nine months of 1997 to $134.2 million for the same period in 1998. Net fees from United States operations for the third quarter increased 1.1% from $45.8 million in 1997 to $46.3 million for the same period in 1998. While year-to-date United States net fees continue to be negatively impacted by increased competitive pressures in the environmental markets, the improvement for the third quarter is the result of ongoing improvements in business development initiatives, including sales and marketing programs introduced since 1997.

Net fees from the Company's International Group for the first nine months of 1998 decreased 2.8% from $72.2 million in 1997 to $70.2 million in 1998. For the third quarter, the International Group's net fees decreased 1.7% from $23.8 million in 1997 to $23.4 million. This period to period decrease is attributable to continued reductions in government expenditures in the United Kingdom resulting in a lower volume of public sector work.

The Company's gross profit margin of 58.7% for the first nine months of 1998 and 58.8% for the third quarter of 1998 were substantially even compared to the corresponding periods in 1997. The gross profit margin from United States operations was flat compared to the first nine months of 1997, remaining at 64.8%. The International Group's gross profit margin decreased from 47.8% in the first nine months of 1997 to 47.1% for the same period in 1998. This decrease was primarily due to project performance issues combined with increased competition in international markets. Indirect costs and expenses, which include expenses related to both operations support as well as administrative support functions, were $106.9 million, or 52.3% of net fees, for the first nine months of 1998, compared with $112.0 million, or 54.1% of net fees, for the same period in 1997. This decrease of 4.6% is attributable to the continued positive impact of the Company's expense reduction initiatives in insurance costs and other areas. The Company's drive to lower real estate and office occupancy costs continued over the first nine months of 1998, with positive results.

Interest expense for the first nine months and third quarter of 1998 was $3.2 million and $1.0 million, respectively. This compares to interest expense of $3.0 million and $1.0 million for the same periods of 1997. This increase is attributable to higher average outstanding debt over the first nine months of 1998. Interest rates charged on bank borrowings during the 1998 periods, however, have improved over rates charged in the comparable periods of 1997. The amortization of deferred financing costs declined significantly (from $0.9 million in the first nine months of 1997 to $0.09 million during the same period of 1998) reflecting the successful efforts to negotiate a bank credit facility with reduced fees and related legal costs. This new credit facility replaced the old credit facility in January of 1998.

The effective income tax rate was 44.0% for the first nine months of 1998. For the first nine months of 1997, the effective income tax rate was 46.0%. The effective tax rates were higher than the statutory federal rate of 34% due primarily to the effect of state income taxes and certain nondeductible expenses.

For the first nine months of 1998, the Company recorded an increase in net income of $2.8 million or 97.0% from $2.8 million in 1997 ($1.17 per common share - diluted) to $5.6 million in 1998, ($1.87 per common share - diluted). For the third quarter of 1998, net income increased $1.6 million or 167.0% from $1.0 million ($0.31 per common share - diluted) to $2.6 million ($0.81 per common share - diluted).

Currency Translation

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' operating environments by utilizing a combination of current, monthly average, and historic exchange rates, with translation impacts included in income. The foreign subsidiaries' functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing month-end and monthly average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses, which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant over the first nine months of 1998. The translation of the Company's foreign subsidiaries for the first nine months of 1998 resulted in a change of $787,000 in the Foreign currency translation adjustment component of shareholders' equity. This fluctuation was caused primarily by increased strength of the U.S. dollar relative to the pound sterling and the South African rand from December 31, 1997 to September 30, 1998.

Debt and Short-Term Borrowings

The Company reported debt and short-term borrowings of $48.0 million at September 30, 1998, compared to $45.6 million at December 31, 1997. The renewal of the company's professional indemnity insurance coverage for a three-year term also contributed to higher borrowings during the third quarter of 1998 compared to the end of 1997. Debt and short-term borrowings as a percentage of total capitalization amounted to 55.9% at September 30, 1998, compared to 61.0% at December 31, 1997.

On January 15, 1998, the Company refinanced its credit facilities (the "1998 Facility") with a bank with which the Company had no previous relationship. For a description of these credit facilities, see Note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1997 in the Company's Form 10-K. The 1998 Facility bears a three-year term expiring in January 2001, with two one-year extension periods at the Company's option. Subsequent to the end of the third quarter of 1998, the Company exercised the first of these two extension period options so that the 1998 Facility now expires in January, 2002. The 1998 Facility includes certain restrictions relating to, among other things, limitations on capital expenditures and achievement of certain leverage and fixed charge ratios, as well as other customary covenants. The 1998 Facility is secured by substantially all of the assets of the Company's United States and United Kingdom operating subsidiaries. See also "Liquidity and Capital Resources."

Liquidity and Capital Resources

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash provided by operations and borrowings available under the 1998 Facility will be sufficient to meet its requirements for the foreseeable future.

Prior to 1995, certain of the Company's subsidiaries filed their federal income tax returns on the cash basis of accounting. Effective January 1, 1995, these subsidiaries changed their method of accounting from the cash to the accrual method for federal income tax purposes. Accordingly, previously deferred income of approximately $47.0 million at January 1, 1995 is included in taxable income over a four-year period, beginning in 1995, resulting in an accelerated tax liability of $16.0 million. The Company will make the final payment of this liability in the form of additional income tax payments of approximately $1.1 million during the fourth quarter of 1998 related to this change in income tax accounting.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the use of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Over the first nine months of 1998, 17,911 shares were traded out of the Plan totaling $343,000.

Cash Provided by Operations

Cash provided by operations over the first nine months of 1998 of $4.2 million increased from $1.9 million provided by operations in the first nine months of 1997. This increase was primarily due to increased net income in the first nine months of 1998 compared to the same period in the prior year.

Capital Expenditures

Capital expenditures for the first nine months of 1998 were $4.2 million compared to $6.3 million for the first nine months of 1997. This decrease was in line with the Company's 1998 capital expenditures plan. In order to continue to enhance productivity and potentially increase earnings, the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company believes that the limit of capital spending imposed by its credit facility ($7.0 million per year) is sufficient to meet foreseeable requirements.

Dividends

Cash dividends on Common Stock have been and continue to be prohibited under the current and previous bank credit facilities. As required by the terms of the Company's outstanding Cumulative Convertible Redeemable Preferred Stock and permitted by the 1998 Facility, the Company paid dividends to the holders of the Preferred Stock. These dividends totaled $0.6 million, or $0.63 per preferred share for the nine months ended September 30, 1998, including $0.2 million, or $0.21 per preferred share for the third quarter of 1998.

Year-2000

As the Company's core business services are engineering and environmental science professional consulting services, the delivery of these services is not critically dependent on any mainframe, mini-computer or personal computer-based systems or software applications. Where computer systems and software applications are used to support the delivery of services to clients, these systems and applications are largely personal computer-based and essentially year-2000 compliant. For certain applications which are used to support the administrative operations of the Company and certain systems and applications used to support the Company's international operations, year-2000 compliance projects are currently in the process of being implemented. These projects are expected to be completed in mid-1999.

The Company expects to spend a total of approximately $150,000 to address known year-2000 issues, with approximately $35,000 of the total spent to date. Additionally, the Company does not anticipate a material adverse effect on the Company's business, results of operations, or financial condition associated with any currently identified or anticipated year-2000 compliance issue, inclusive of both internal systems and software applications as well as those of other parties with whom the Company does business. As part of the Company's contingency plan to address year-2000 matters, a centralized task force has been established to coordinate identification, evaluation, and implementation of any year-2000 contingency plans or future compliance requirements. This task force is evaluating all of its major external providers of essential goods and services for year-2000 readiness. Based on the critical nature of any good or service, the task force is developing a contingency plan regardless of the reported year-2000 readiness of the provider or industry.

While the Company is taking all steps that it believes to be reasonable and prudent to assess the year-2000 readiness of third parties with whom the Company does business, the failure of any of these third parties to correct a material year-2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the year-2000 problem, resulting in part from the uncertainty of the year-2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of year-2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. Readers are cautioned that forward-looking statements contained in the year-2000 update should be read in conjunction with the Company's disclosures under the heading: "Forward Looking Statements", which follows this section.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which represent the Company's expectations or beliefs. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described in the Company's filings with the Securities and Exchange Commission (the "Commission"), as well as the impact of year-2000 issues and general economic and regulatory conditions in each of the geographic regions served by the Company and industry trends could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. Any forward-looking statement speaks only as of the date of this report and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Effect of Inflation

General economic inflation had the effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.

PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                           10.00          First Amendment to the Credit
                                          Agreement dated October 16, 1998
                                          by and among the Company,  Bank of
                                          America National Trust and Savings
                                          Association, and Bank of America, FSB.

                           27.00          Financial Data Schedule

                  (b)   Reports on Form 8-K

                           None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Law Companies Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LAW COMPANIES GROUP, INC.




/s/ R.B. Fooshee
------------------------------------------------------------
Robert B. Fooshee
Chief Financial Officer and Treasurer


Dated:    November 13, 1998