Form 10-K
period 1998-12-31
LAW COMPANIES GROUP INC
filed 1999-03-31
CIK 853323

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998.
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________

                        Commission file number: 0-19239

                            Law Companies Group, Inc.

               Incorporated                      I.R.S. Employer
                   In                             Identification
                 Georgia                              Number
                                                    58-0537111

          1105 Sanctuary Parkway, Suite 300, Alpharetta, Georgia 30004
                        Telephone Number: (770) 360-0600

        Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates on March 22, 1999 was $47,884,081.

The number of shares outstanding of Law Companies Group, Inc. common stock as of March 22, 1999 was 2,043,863.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company are incorporated by reference into Parts I and III.

Portions of the Company's Annual Report to Shareholders for the calendar year ended December 31, 1998 are incorporated by reference into Parts I and III.

                                     PART I

ITEM 1 - BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which represent the Company's expectations or beliefs. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including, but not limited to, the factors described in the Company's filings with the Securities and Exchange Commission (the "Commission"), the uncertain timing of awards and contracts, increasing competition by foreign and domestic competitors as well as the impact of year-2000 issues and general economic and regulatory conditions in each of the geographic regions served by the Company and industry trends, and other risks could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements.

Unless the context otherwise requires, the "Company" refers to Law Companies Group, Inc., a Georgia corporation, and its consolidated subsidiaries. The Company's principal executive offices are located at 1105 Sanctuary Parkway, Suite 300, Alpharetta, GA 30004 and its telephone number is (770) 360-0600.

GENERAL DEVELOPMENT OF BUSINESS

Law Companies Group, Inc. is a worldwide professional services firm operating mainly in the engineering services industry. The Company provides consulting, design, and management services in the water, environmental, transportation, commercial construction, and government sectors.

Originally founded in 1946, the Company has grown through a number of acquisitions and through internal growth. The Company historically has entered new geographic regions in order to capitalize on economic development in those regions.

The Company's services are divided into six major service areas: environmental services, engineered construction, facilities engineering, industrial services, transportation services, and water engineering. These services are provided through the following market-focused groups of the Company:

o United States (U.S.) Group - The services provided by this group include the Company's traditional businesses of geotechnical engineering, construction services, and materials engineering and testing as well as environmental services such as regulatory compliance planning, field data collection, laboratory analysis, data evaluation and interpretation, engineering design, waste site cleanup, and consultation services on environmental matters.

o        International   Group   -  The   Company   is  a  major   provider   of
         multi-disciplinary consulting, design, and management services for infrastructure, engineering, environmental, industrial, and building projects at each stage from project conception to completion, with on-going follow-up in the operations and maintenance phases. These services are provided in Europe, Africa, Asia, the Middle East, and Central and South America. A significant portion of the International Group's work is performed for governmental clients in the United Kingdom and worldwide.

The Company's U.S. and international operations are based in Atlanta, Georgia and Reading, Berkshire, United Kingdom, respectively, with approximately one hundred offices throughout the United States, and in Europe, Africa, Asia, and the Middle East. For additional information regarding the Company's service areas, please see pages 4 through 12 of the Company's Annual Report to Shareholders, which is incorporated herein by reference. For information regarding revenue, operating profit or loss, and identifiable assets attributable to these geographic business segments, please see Footnote No. 15 to the Consolidated Financial Statements which are incorporated herein by reference to the Company's 1998 Annual Report to Shareholders.

RAW MATERIALS AND INVENTORY

Raw materials  are not  essential to the  operation of the  Company's  business.
Inventory   similarly  does  not  play  a  significant  role  in  the  Company's operations.

U.S. GOVERNMENT CONTRACTS

The Company derived approximately 5% of its 1998 U.S. operations gross fees from various agencies of the United States Federal Government (the "U.S. Government"). The majority of this business came from time and material, and fixed price contracts which are not renegotiable. Some contracts are on a cost plus fixed fee or cost plus award fee basis and are renegotiable based on actual incurred costs. Virtually all U.S. Government contracts contain a standard clause which allows the U.S. Government to terminate any contract for its convenience. While the U.S. Government has the right to terminate contracts for its convenience, the Company does not expect that the U.S. Government will exercise the option to terminate any existing contracts. However, there can be no assurances that the U.S. Government will not exercise the right to terminate such contracts.

TRADEMARKS

The Company and its subsidiaries operate under several registered and unregistered trademarks and trade names, but these are not significant to the Company's operations. Registered trade names include: "Law Engineering and Environmental Services, Inc." (federally registered in the United States) and "Law/Crandall, Inc." (California only). Registered trademarks include "Safesoil", registered to Ensite, Inc., a wholly-owned subsidiary of the above-mentioned Company. The Company is in the process of obtaining approval for federal registration of the "LawGibb" trademark.

BACKLOG

At December 31, 1998, the Company's contracted backlog was approximately $158 million as compared to $205 million at December 31, 1997. The Company estimates that approximately $143 million of the December 31, 1998 backlog will be completed by the end of 1999. The majority of the Company's backlog consists of long-term contracts ranging from less than $20,000 to approximately $20 million and having remaining duration from less than one year up to 5 years. The Company's backlog is subject to revision due to cancellations, modifications, and changes in the scope of work, design, or scheduling with respect to particular projects. While management believes that the backlog estimates are accurate, there can be no assurances as to the amount of such backlog that will be realized.

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

EMPLOYEES

As of December 31, 1998, the Company employed approximately 3,800 persons, which included approximately 1,800 engineers and scientists, 1,200 technicians, construction management, and production support staff, and 800 management and administrative personnel. The Company's ability to remain competitive will depend on its ability to retain and attract qualified personnel. None of the Company's employees are represented by a labor union; however, certain foreign countries in which the Company has employees have specific statutes governing certain employee issues which place restrictions on the Company. In 1998, the Company continued to manage the size and make-up of its workforce to improve operating efficiency. Work force reductions were limited to specific geographic areas or specific markets. Management considers relations with its employees to be satisfactory. See "Market for Registrants' Common Stock and Related Shareholder Matters."

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

The Company believes that existing U.S. and international facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and offices. (See Note 5 of the Consolidated Financial Statements which are incorporated herein by reference to the Company's 1998 Annual Report to Shareholders, as to the Company's lease obligations.)

ITEM 3 - LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits and claims arising in the ordinary course of its business. While the ultimate results of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not believe the ultimate costs of such actions, if any, in excess of amounts reserved in the consolidated financial statements will have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance  with General  Instruction  G(3) of Form 10-K and Instruction 3 to
Item 401(b) of Regulation S-K, the following sets forth certain information as of March 22, 1999, with respect to those individuals who are Executive Officers of the Company.

BRUCE C. COLES, 54, joined the Company in September 1995 as Chairman of the Board of Directors and Chief Executive Officer of the Company. In 1996, Mr. Coles was elected President of the Company. He serves in a similar capacity with various subsidiaries of the Company, including Law Engineering and Environmental Services, Inc., and Gibb International Holdings, Inc. Mr. Coles currently serves as a director of Williams Group International, Inc. which is owned by Virgil R. Williams and James M. Williams, Jr.

From May 1994 through August 1995, Mr. Coles was President, Chief Executive Officer, and/or Chairman of Stone & Webster Incorporated, an international engineering, consulting and construction services company. From June 1968 to August 1995, Mr. Coles held various technical and management positions with Stone & Webster Incorporated and its related affiliates. Mr. Coles also serves on the National Board of Directors of Junior Achievement, the Board of Councilors of The Carter Center, and the advisory council for the Accreditation Board for Engineering and Technology.

ROBERT B. FOOSHEE, 56, joined the Company in January 1996 as Executive Vice President and Chief Financial Officer. Mr. Fooshee also serves as Treasurer of the Company. Mr. Fooshee has been a director of the Company since 1996. Prior to joining the Company, Mr. Fooshee provided consulting services for RBF & Associates, a financial consulting company, from February 1995 until joining the Company. From August 1994 through January 1995, Mr. Fooshee was Executive Vice President and Chief Financial Officer for Eddie Haggar Limited, an apparel manufacturing and marketing company. From June 1992 until August 1994, Mr. Fooshee was Chief Financial Officer for The Fresh Market, a retail gourmet grocery market. From April 1986 until June 1992, Mr. Fooshee was Chief Financial Officer for Kayser-Roth Corporation, a consumer products company.

W. ALLEN WALKER, 48, joined Sir Alexander Gibb and Partners Ltd., a wholly-owned subsidiary of the Company, in the United Kingdom as Finance Director in August 1989. He later served as Director of Administration and Finance beginning in August 1992. Mr. Walker returned to the United States and became Vice President of Finance for the Company in January 1994. Currently, Mr. Walker serves as an Executive Vice President of Operations for the Company. Mr. Walker also serves as a director and Senior Executive Vice President for Law Engineering and Environmental Services, Inc., the Company's U.S. operating company. Prior to joining the Company, Mr. Walker was a senior manager in the Audit Department for Ernst & Young LLP in Atlanta, Georgia.

ROBERT S.  GNUSE,  52,  joined  the  Company  in 1974.  He has served in various technical and management positions with the Company and/or its related affiliates. Most recently, Mr. Gnuse serves as Senior Vice President of Marketing for the Company. Mr. Gnuse also serves as a director of Law Engineering and Environmental Services, Inc., the Company's U.S. operating company.

LAWRENCE J. WHITE, 52, joined the Company in 1994 as Chief Information Officer. He also serves as a Senior Vice President of the Company. Prior to coming to the Company, Mr. White was the Chief Information Officer of Roy F. Weston, Inc., an environmental engineering company, from 1989 until June 1994.

JON A. McCARTHY, 44, joined the Company in 1987 as Business Development Manager. He has since served in various technical and management positions with the Company and/or its related affiliates. Since January 27, 1997, Mr. McCarthy serves as Senior Vice President of Human Resources for the Company and has been a director of Law Engineering and Environmental Services, Inc. since 1998.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(a) Market Price of and Dividends on the Registrant's Common Equity.

General

There currently is no established trading market for shares of the Company's Common Stock, and although substantially all of the outstanding shares have been registered under applicable securities laws, no assurance can be given that a liquid market will develop in the future or that quotations for the Common Stock will be available. Additionally, the Company does not maintain stock price information from transactions involving purchases and sales of outstanding shares of Common Stock. The Company did not pay any dividends on its Common Stock during the fiscal years ended December 31, 1998 or 1997. Further, the Company's existing credit facility with Bank of America prohibits the payment of cash dividends on the Company's Common Stock. As of December 31, 1998, there were 1,460 holders of the Company's common stock.

Stock Bulletin Board Program

In November 1997, the Company established a Stock Bulletin Board Program (the "Program") pursuant to which the Company maintains a list of (i) shareholders and employees of the Company who have notified the Company that they are interested in buying shares of the Company's Common Stock and (ii) shareholders of the Company who are interested in selling shares of the Company's Common Stock. The lists include the names of the interested shareholders and employees together with the number of shares such person is interested in buying or selling and information regarding how the shareholder or employee can be contacted. The lists merely set forth the names of persons (including telephone numbers or other contact mechanisms) who are interested in buying or selling the specified numbers of shares of the Company's Common Stock, and there is no assurance that any transaction will occur as to any particular number of shares or at any particular price. The Company does not have access to any traded price information in connection with the Program. Each transaction through the Program must be executed by the buyer and seller independent of the Company. Only shareholders and employees of the Company are eligible to participate in the Program.

The Company updates the lists quarterly and distributes the current lists of interested buyers and sellers (i) annually coinciding with the release of audited annual financial information, (ii) quarterly coinciding with the release of unaudited quarterly financial information and (iii) upon the request of an interested shareholder or employee.

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

Shareholders and employees who have an interest in buying, and shareholders who have an interest in selling, shares of the Company's Common Stock through the Program should contact the Program Administrator, Shareholder Relations Manager at Law Companies Group, Inc., 1105 Sanctuary Parkway, Suite 300, Alpharetta, Georgia 30004, telephone number (770) 360-0600. The Program Administrator also serves as transfer agent on behalf of the Company with respect to any transfers of shares of Common Stock.

401(k) Plan Valuation

Pursuant to the terms of the Law Companies Group, Inc. 401(k) Savings Plan (the "401(k) Plan"), the Company is required to obtain on a quarterly basis an independent appraisal of the Company for purposes of determining the "fair market value" of the Common Stock for purposes of the 401(k) Plan. Accordingly, the Company engages two independent appraisers to conduct quarterly appraisals of the Company. The Company utilizes independent appraisals for purposes of the valuation of the Common Stock of the Company held in the 401(k) Plan. As of December 31, 1998, the appraised value was $21.65 per share of Common Stock for purposes of the 401(k) Plan. No assurances can be given that the appraisals reflect the actual price at which the Common Stock has traded or would have traded had there been a market for the Common Stock.

(b) Recent Sales of Unregistered Securities.

Inapplicable.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

Selected Financial Data on page 14 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis included on pages 15 through 18 of the 1998 Annual Report to Shareholders is incorporated herein by reference. The effects of inflation on operations were not material for the periods being reported.

ITEM 7a - DISCLOSURES ABOUT MARKET RISK

Market Risk information included in Management's Discussion and Analysis which appears on pages 15 through 18 of the 1998 Annual Report to Shareholders is incorporated herein by reference

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are incorporated herein by reference to portions of the 1998 Annual Report to Shareholders included with this Form 10-K:

     Financial Statements

         Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998, Page 20

         Consolidated Balance Sheets as of December 31, 1998 and 1997,  Page 19

         Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998, Page 21

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998, Page 22

         Notes to Financial Statements,  Pages 23 through 37

         Report of Independent Auditors,  Page 38

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

Certain information required by Part III is omitted from this Annual Report but is incorporated herein by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of Form 10-K, the information contained with respect to Directors and executive officers of the Company in the Company's definitive proxy statement is incorporated herein by reference in response to this item. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4(A).

Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission with respect to their ownership of the Company's Common Stock. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and representations that no other reports were required of those persons, the Company believes that during fiscal 1998, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except for the Section 16(a) required Form 4 filings due on July 10, 1998 for Virgil R. Williams and James M. Williams, Jr. Family Partnership, L.P. which were filed in July, 1998.

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

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

1. The following financial statements are incorporated herein by reference to portions of the 1998 Annual Report to Shareholders included with this Form 10-K:

     Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998, Page 20

     Consolidated Balance Sheets as of December 31, 1998 and 1997, Page 19

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998, Page 21

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998, Page 22

     Notes to Financial Statements, Pages 23 through 37

     Report of Independent Auditors, Page 38

2. Financial Statement Schedule Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted as either not applicable, immaterial, or disclosed in the financial statements or notes thereto.

(b) Reports on Form 8-K:

Inapplicable.

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

2.03 Agreement for purchase of Gibb Africa International Limited and grant of options relating to certain Cypriot andAfrican firms, dated August 18, 1989 (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

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

3.02 Bylaws of the Company, as amended through October, 1996 (Incorporated by reference to Form 10-K filed March 25, 1997 File No. 0-19239).

3.03 Restated Articles of Incorporation of the Company as amended through May 6, 1997 (Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

3.04 Bylaws of the Company as amended through May 6, 1997 (Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

4.01 Form Of Stockholders' Agreement between the Company and each shareholder (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

10.01 Law Companies Group, Inc. 1990 Stock Option Plan, as amended (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

10.02 Law Companies Group, Inc. Employee Stock Ownership Plan (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

10.03  The  Law  Companies   Group,   Inc.  401(k)  Savings  Plan,  as  amended.
(Incorporated by reference to Form 10-K filed June 11, 1996, File No. 0-19239).

10.04 Pension Plan, as amended, for Employees of Law Companies Group, Inc. and Adopting Subsidiaries, as amended and restated effective January 1, 1976 (Incorporated by reference to Form 10 filed April 26, 1991, as amended August 13, 1991, File No. 0-19239).

10.05 Employee Stock Purchase Plan, as amended (Incorporated by reference to Form 10-K filed April, 1994, File No. 0-19239).

10.06 Agreement between the Company and Walter T. Kiser dated May 21, 1993 (Incorporated by reference to Form 10-K filed July 10, 1995, File No. 0-19239).

10.07 Employment Agreement dated December 12, 1995 between the Company and James
I. Dangar. (Incorporated by reference to Form 10-K, as amended, filed June 11, 1996, File No. 0-19239).

10.08 Second Amendment to the Law Companies Group, Inc. Pension Plan as Amended and Restated dated February 14, 1997 (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

10.09 First Amendment to the Law Companies Group, Inc. 401(k) Savings Plan dated May 10, 1996 (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

10.10 Second Amendment to the Law Companies Group, Inc. 401(k) Savings Plan dated August 14, 1996 (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

10.11 Third Amendment to the Law Companies Group, Inc. 401(k) Saving Plan dated December 21, 1996 (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

10.12 Fourth Amendment to the Law Companies Group, Inc. 401(k) Savings Plan dated February 14, 1997 (Incorporated by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

10.13   Employment   Agreement   between  the  Company  and  Peter  D.  Brettell
(Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

10.14 Employment Agreement between the Company and Bruce C. Coles (Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

10.15 Employment Agreement between the Company and W. Allen Walker (Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

10.16   Employment   Agreement   between  the  Company  and  Robert  B.  Fooshee
(Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

10.17 Credit Agreement dated January 15, 1998 by and among the Company, Bank of America National Trust and Savings Association, and Bank of America, FSB (Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

10.18 Securities Purchase Agreement between the Company and Messrs. Virgil R. Williams and James Williams, Jr. dated May 6, 1997 (Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

10.19 Third Amendment (Fifth Amendment) to the Law Companies Group, Inc. 401(k) Savings Plan dated November 14, 1997 (Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

10.20 First Amendment (Third Amendment) to the Law Companies Group, Inc. Pension Plan dated August 27, 1997 (Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

10.21 Second Amendment to the Law Companies Group, Inc. 1990 Stock Option Plan dated May 6, 1997 (Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

10.22 First Amendment to Credit Agreement dated October 16, 1998 by and among the Company, Bank of America National Trust and Savings Association, and Bank of America, FSB (Incorporated by reference to Form 10-Q filed November 13, 1998, File No. 0-19239).

10.23 Board Resolution reflecting the adoption of the Third Amendment to the Law Companies Group, Inc. 1990 Stock Option Plan dated August 19, 1998.

10.24 Board Resolution reflecting the adoption of the Fourth Amendment to the Law Companies Group, Inc. 1990 Stock Option Plan dated February 9, 1999.

10.25 Interest Rate Swap Agreement dated January 15, 1998 by and among the Company and Bank of America National Trust and Savings Association.

13.01 Portions of the Annual Report to Shareholders for the year ended December 31, 1998 which are specifically incorporated herein by reference.

21.01 Subsidiaries of the Company.

23.01 Consent of Ernst & Young LLP

27.00 Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LAW COMPANIES GROUP, INC.



March 31, 1999                         By:      /s/ Bruce C. Coles
                                          -----------------------------------
                                          Bruce C. Coles
                                          Chairman of the Board of Directors,
                                          President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature             Title                                            Date
/s/Peter D. Brettell         Director                                     March 31, 1999
-----------------
Peter D. Brettell

/s/Bruce C. Coles            Chairman of the Board of Directors,          March 31, 1999
-----------------            President, and Chief Executive Officer
Bruce C. Coles

/s/Robert B. Fooshee         Chief Financial Officer,                     March 31, 1999
-----------------            Treasurer, and Director
Robert B. Fooshee

/s/Walter T. Kiser           Director                                     March 31, 1999
-----------------
Walter T. Kiser

                             Director                                     N/A
-----------------
Zell Miller

/s/Joe A. Mason              Director                                     March 31, 1999
-----------------
Joe A. Mason

/s/Thomas D. Moreland        Director                                     March 31, 1999
-----------------
Thomas D. Moreland

/s/ Steven Muller            Director                                     March 31, 1999
-----------------
Steven Muller

/s/Clay E. Sams              Director                                     March 31, 1999
-----------------
Clay E. Sams

/s/Kendall H. Sherrill       Corporate Controller                         March 31, 1999
-----------------
Kendall H. Sherrill

/s/Jamse M. Williams, Jr.    Director                                     March 31, 1999
-----------------
James M. Williams, Jr.

/s/John Y. Williams          Director                                     March 31, 1999
-----------------
John Y. Williams

/s/Michael D. Williams       Director                                     March 31, 1999
-----------------
Michael D. Williams

/s/Virgil R. Williams        Director                                     March 31, 1999
-----------------
Virgil R. Williams

                                   APPENDIX 1

                                             Law Companies Group, Inc.
                                  Schedule II - Valuation and Qualifying Accounts
                               For the Years Ended December 31, 1998, 1997, and 1996
                                                  (in thousands)

                                                        Beginning               Additions                             Ending Balance
                      Description                        Balance                                       Deductions(2)
----------------------------------------------------- ------------- -------------------------------
                                                                         Expense        Other (1)
----------------------------------------------------- ------------- --------------- --------------- ---------------- ---------------
Year Ended December 31, 1998
      Allowance for Doubtful Accounts                       $3,747         $731            $414         ($   669)           $4,223
     Valuation Allowance for Deferred Tax Assets             4,396           --              --             (148)           $4,248
                                                      ============= =============== =============== ================ ===============
                                                            $8,143         $731            $414         ($   817)           $8,471
                                                      ============= =============== =============== ================ ===============
Year Ended December 31, 1997
      Allowance for Doubtful Accounts                       $4,465       $  172          $  398          ($1,288)           $3,747
      Valuation Allowance for Deferred Tax Assets            3,007        1,389              --        --                    4,396
                                                      ============= =============== =============== ================ ===============
                                                            $7,472       $1,561          $  398          ($1,288)           $8,143
                                                      ============= =============== =============== ================ ===============
Year Ended December 31, 1996
    Allowance for Doubtful Accounts                         $4,388       $  683          $  275          ($  881)           $4,465
      Valuation Allowance for Deferred Tax Assets            2,332          675              --        --                    3,007
                                                      ============= =============== =============== ================ ===============
                                                            $6,720       $1,358          $  275          ($  881)           $7,472
                                                      ============= =============== =============== ================ ===============

  (1) Principally recoveries of previously written-off receivables and effects of foreign currency exchange adjustments. (2) For Allowance for Doubtful Accounts, deductions principally represent write-offs of receivables. For Deferred Tax Assets, deductions represent utilization of tax benefits related to foreign loss carry-forwards.