Form 10-Q
period 1999-03-31
LAW COMPANIES GROUP INC
filed 1999-05-13
CIK 853323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________

Commission file number: 0-19239


                            Law Companies Group, Inc.
                -------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Georgia                                                   58-0537111
------------------------------------                      ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                            Identification No.)

1105 Sanctuary Parkway, Suite 300, Alpharetta, GA                 30004
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                                 (770) 360-0600
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at May 13, 1999 was 2,044,363.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
          as of March 31, 1999 and December 31, 1998...........................1

         Condensed Consolidated Statements of Income and Comprehensive Income
          for the Quarters Ended March 31, 1999 and 1998.......................2

         Condensed Consolidated Statements of Cash Flows
          for the Quarters Ended March 31, 1999 and 1998.......................3

         Notes to Condensed Consolidated
          Financial Statements.................................................4


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......6

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK...................................9


PART II.  OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K....................9

SIGNATURE.....................................................................10

PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(unaudited - dollars in thousands, except per share data)

                                            March 31,           December 31,
                                               1999                  1998
                                        -----------------      -----------------
Assets
Current assets:
    Cash and cash equivalents             $    7,821            $      11,022
    Billed fees receivable,
      net of allowance                        55,808                   55,346
    Unbilled work in progress                 31,705                   31,464
    Other current assets                       7,994                    9,041
                                        -----------------      -----------------
Total current assets                         103,328                  106,873

Property and equipment, net                   22,591                   23,442
Equity investments                             1,586                    1,587
Goodwill, net                                 12,835                   13,250
Other assets                                   5,516                    5,759
                                        -----------------      -----------------
Total assets                              $  145,856            $     150,911
                                        =================      =================


Liabilities and Shareholders' Equity

Current liabilities:
    Short-term borrowings                 $    1,400            $         902
    Accounts payable                          14,199                   15,858
    Billings in excess of costs and fees
      earned on contracts in progress         14,104                   13,805
    Current portion of long-term debt          5,084                    5,220
    Other accrued expenses                    14,427                   16,745
    Other current liabilities                 15,194                   15,283
                                        -----------------      -----------------
Total current liabilities                     64,408                   67,813

Long-term debt                                39,722                   41,979
Deferred income taxes                          1,956                    1,983
Minority interest in equity of subsidiaries      199                      208

Cumulative convertible redeemable preferred
  stock; Issued and Outstanding: 956,613
  shares in 1999 and 1998                      9,891                    9,886
Shareholders' equity:
    Common stock--$1 par value:
      authorized: 10,000,000 shares;
      issued and outstanding: 2,043,863
      shares in 1999 and 2,045,870 shares
      in 1998                                  2,044                    2,046
    Additional paid - in capital              18,046                   18,031
    Retained earnings                         17,378                   15,931
    Accumulated other comprehensive
      income                                  (7,773)                  (6,981)
                                        -----------------      -----------------
                                              29,680                   29,042
                                        -----------------      -----------------
Total Liabilities and
  Shareholders' Equity                    $  145,856            $     150,911
                                        =================      =================

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME LAW COMPANIES GROUP, INC.
(unaudited - dollars in thousands, except per share data)

                                                For the Quarter
                                                 Ended March 31
                                  ----------------------------------------------
                                        1999                        1998
                                  ------------------         -------------------

Gross fees                          $      74,905              $      73,655
  Less: Cost of outside services            8,277                      7,932
                                  ------------------         -------------------
Net fees                                   66,628                     65,723

Direct costs and expenses:
    Payroll                                20,275                     19,658
    Job related expenses                    7,039                      7,343
                                  ------------------         -------------------
Gross profit                               39,314                     38,722

Indirect costs and expenses:
    Payroll                                16,469                     15,628
    Other expenses                         18,772                     19,689
                                  ------------------         -------------------
Operating income                            4,073                      3,405

Other:
    Interest expense                       (1,002)                    (1,055)
    Deferred financing costs                  (23)                       (37)
    Other income                               27                          1
                                  ------------------         -------------------
Income before income taxes
  and equity investments                    3,075                      2,314

Income tax provision                       (1,292)                    (1,065)
Equity investments                             (1)                        (8)
                                  ------------------         -------------------
Net income                                  1,782                      1,241

Less:  Preferred stock dividend
    and accretion                            (282)                      (282)
                                  ------------------         -------------------
Net income available to common
     shareholders                  $        1,500             $          959
                                  ==================         ===================

Earnings per common share
     - basic                       $          .73           $            .51
                                  ==================         ===================

Earnings per common share
     - diluted                     $          .53           $            .42
                                  ==================         ===================

Statements of Comprehensive Income

Net income                         $        1,782           $          1,241
Other comprehensive income:
   Foreign currency
   translation adjustment                    (792)                       859
                                  ------------------         -------------------
Comprehensive income               $          990             $        2,100
                                  ==================         ===================


See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAW COMPANIES GROUP, INC.
(unaudited - dollars in thousands, except per share data)
                                                         For the Quarter
                                                          Ended March 31
                                                   -----------------------------
                                                        1999            1998
                                                   -------------    ------------
Operating activities
Net income                                         $     1,782      $    1,241
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
         Depreciation and amortization                   1,683           1,676
         Provision for losses on receivables               119             127
         Deferred income taxes                             (34)         (1,300)
         Undistributed losses from equity investments        1               8
         Loss on disposal of property and equipment          5               -

Changes in operating assets and liabilities:
         Billed fees receivable                         (1,435)          1,665
         Unbilled work in progress                        (735)            446
         Other current assets                              966            (527)
         Accounts payable and accrued expenses          (2,507)          2,353
         Billings in excess of costs and fees earned
           on contracts in progress                       (616)           (255)
                                                   -------------    ------------
Net cash provided (used) by operating activities          (771)          5,434

Investing activities
Purchases of property and equipment                       (731)           (715)
Proceeds from disposal of property and equipment            29               2
Other, net                                                 524              81
                                                   -------------    ------------
Net cash used by investing activities                     (178)           (632)

Financing activities
Net (payments) proceeds on
  short-term borrowings                                    498            (148)
Net (payments) proceeds on revolving
  line of credit and long-term borrowings               (2,395)            848
Deferred financing and preferred
  stock issuance costs                                       -            (397)
Proceeds from exercise of stock options                     13               -
Repurchase and retirement of shares                        (82)            (60)
Preferred dividends paid                                  (200)           (200)
                                                   -------------    ------------
Net cash provided (used) by financing activities        (2,166)             43

Effect of exchange rate changes on cash                    (86)             56
                                                   -------------    ------------
Increase (decrease) in cash and cash equivalents         (3,201)         4,901
Cash and cash equivalents at beginning of period         11,022          9,527
                                                   -------------    ------------
Cash and cash equivalents at end of period         $      7,821     $   14,429
                                                   =============    ============

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LAW COMPANIES GROUP, INC.
(unaudited  - dollars in thousands, except per share data)

NOTE 1 - There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1998 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K").

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1998 included in the Form 10-K. The accompanying condensed consolidated financial statements at and for the first quarter ended March 31, 1999 and 1998 have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the first quarter ended March 31, 1999 may not be indicative of the results that may occur during the year ending December 31, 1999.

NOTE 3 - The Company's operations are conducted principally in the United States, Europe, and Africa. Accordingly, the Company considers its operating segments to be defined as United States Operations and International Operations. For financial reporting purposes, International Operations results are presented separately for operations in the United Kingdom, Europe, Africa, and other countries. The net fees for each segment as described in the table below correspond directly to the net revenues attributable to the geographic areas that are represented by these segments. Inter-segment revenues related to these geographic areas were not material. The table that follows represents combined disclosure for both business segment and geographic area information.

                BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

                                                  For the Quarter Ended March 31
                                                         1999           1998
                                                     -----------    ------------
Net Fees
   United States Operations                        $     44,826    $     42,843
   International Operations      United Kingdom           7,656           7,789
                                 Europe                   4,371           4,375
                                 Africa                   5,985           6,637
                                 Other                    3,790           4,079
                                                     -----------     -----------
                                                   $     66,628    $     65,723
   Total                                             ===========     ===========
Operating Income
   United States Operations                        $      3,579    $      3,053
   International Operations      United Kingdom             151              73
                                 Europe                     262             231
                                 Africa                      26              85
                                 Other                       55             (37)
                                                      -----------    -----------
   Total                                           $      4,073    $      3,405
                                                      ===========    ===========
Assets
   United States Operations                        $     82,149    $     81,845
   International Operations     United Kingdom           35,007          36,782
                                Europe                    5,743           6,127
                                Africa                   14,661          16,018
                                Other                     8,296          10,112
                                                      -----------    -----------
   Total                                           $    145,856    $    150,884
                                                      ===========    ===========

NOTE 4 - Computation of Earnings Per Share


                            LAW COMPANIES GROUP, INC.
                        COMPUTATION OF EARNINGS PER SHARE
            (unaudited - dollars in thousands, except per share data)

                                                          For the Quarter Ended
                                                                 March 31
                                           -------------------------------------
                                                   1999            1998
                                           -------------------------------------
Numerator:
  Net income                                  $   1,782        $    1,241
  Preferred stock dividends and accretion          (282)             (282)
                                           -------------------------------------
Numerator for basic earnings per share -
  Income available to common shareholders         1,500               959


Effect of dilutive securities:
  Preferred stock dividends and accretion             -                 -
                                           -------------------------------------
Numerator for diluted earnings per share-
  Income available to common shareholders     $   1,500         $     959


Denominator:
  Denominator for basic earnings per share -
    weighted-average shares                       2,044             1,878

  Effect of dilutive securities:
    Employee stock options                          157                69
    Other stock options                             106                 -
    Cumulative convertible redeemable
      preferred stock                                 -                 -
    Common stock warrants                           548               336
                                           -------------------------------------

  Dilutive potential common shares                  811               405
                                           -------------------------------------

  Denominator for diluted earnings per
    share-adjusted weighted-average shares        2,855             2,283
                                           =====================================

Earnings per common share - basic             $     .73         $     .51
                                           =====================================

Earnings per common share - diluted           $     .53         $     .42
                                           =====================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the three months indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of income and (ii) the percentage increase or decrease in each of such items in the 1999 periods from the comparable periods in the prior year. The Company measures its operating performance on the basis of net fees since a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. The following table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

                                                                 Qtr to Qtr
                                                                   Dollar
                                       Quarters Ended             Increase
                                          March 31               (Decrease)
                                 -------------------------    -----------------
                                     1999          1998        1999 vs. 1998
                                 -----------   -----------    -----------------

       Net fees                     100.0%        100.0%            1.4%

       Gross profit                  59.0%         58.9%            1.5%

       Indirect costs and
         Expenses                    52.9%         53.7%           (0.2%)

       Operating income                             5.2%           19.6%
                                      6.1%

       Net income                     2.7%          1.9%           43.6%



Results of Operations

An increase in net fees along with improved management of indirect labor and expenses for the quarter ended March 31, 1999 resulted in a 43.6% improvement in net income. Consolidated net fees of $66.6 million for the first quarter of 1999 represented a 1.4% increase from net fees of $65.7 million for the same period in 1998. All primary margin measurements: gross profit, indirect costs and expenses, operating income, and net income improved as a percentage of net fees compared to 1998

Net fees from the Company's United States operations increased 4.6% from $42.8 million for the first three months of 1998 to $44.8 million for the same period in 1999. The improvement in United States net fees reflects the results of the company's ongoing investments in business development initiatives, including sales and marketing programs, introduced since 1997.

Net fees from the Company's International Group for the first quarter of 1999 decreased 4.7% from $22.9 million in 1998 to $21.8 million in 1999. This decrease was primarily the result of a strengthening in the value of the United States dollar compared to the local currencies for these operations.

The Company's gross profit margin of 59.0% for the first three months of 1999 compared to 58.9% for the same period of 1998 reflected a small increase. The gross profit margin of 64.2% for United States operations in 1999 decreased compared to 64.9% for the first three months of 1998. The International Group's gross profit margin increased to 48.4% from 47.6% for the first quarter of 1999 compared to the same period in 1998, primarily as a result of improved management of direct costs. Indirect costs and expenses, which include expenses related to both operations support as well as administrative support functions, were $35.2 million, or 52.9% of net fees, for the first three months of 1999, compared with $35.3 million, or 53.7% of net fees, for the same period in 1998. This decrease as a percentage of net fees is attributable to the continued positive impact of the Company's expense reduction initiatives in insurance costs, professional services, and other areas.

Interest expense of $1.0 million for the first three months of 1999 remained flat compared to the same period in 1998. The amortization of deferred financing costs declined compared to 1998 due to the October 1998 amendment and extension of the Company's 1998 credit facility for one additional year. The 1998 credit facility now expires in 2002. The amortization period for deferred financing cost was extended to be concurrent with the term of the credit facility.

The effective income tax rate was 42.0% for the first quarter of 1999, compared to 46.0% for the first quarter of 1998. This decrease was attributable to changes in permanent book versus tax differences.

For the first quarter of 1999, the Company recorded net income of $1.8 million ($.73 per common share - basic and $.53 per common share - diluted) which is an increase from $1.2 million in 1998 ($.51 per common share - basic and $.42 per common share - diluted).

Currency Translation

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' operating environments by utilizing a combination of current, monthly average, and historic exchange rates, with translation impacts included in income. The foreign subsidiaries' functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing month-end and monthly average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currency result in exchange gains or losses, which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant during the first quarter of 1999. The translation of the Company's foreign subsidiaries for the first three months of 1999 resulted in a change of $0.8 million in the foreign currency translation adjustment component of shareholders' equity. This component is reported on the company's condensed
consolidated   balance  sheet  in  the  line  item  entitled  Accumulated  Other
Comprehensive Income. This fluctuation was caused primarily by increased strength of the U.S. dollar relative to the pound sterling and the South African rand from December 31, 1998 to March 31, 1999.

Debt and Short-term Borrowings

The Company reported debt and short-term borrowings of $46.2 million at March 31, 1999, compared to $48.1 million at December 31, 1998. Debt and short-term borrowings as a percentage of total capitalization amounted to 53.8% at March 31, 1999, compared to 55.3% at December 31, 1998.

Liquidity and Capital Resources

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash provided by operations and borrowings available under its credit facility will be sufficient to meet its requirements for the foreseeable future.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the use of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Over the first three months of 1999, 3,004 shares were traded out of the Plan totaling $82,000.

Cash Provided by Operations

Cash used by operations over the first quarter of 1999 of $0.8 million decreased from cash provided by operations of $5.4 million during the first quarter of 1998. This decrease was primarily due to increased working capital requirements for billed fees receivable as well as accounts payable and accrued other expenses.

Capital Expenditures

Capital expenditures during each of the first quarter of 1999 and the first quarter of 1998 were $0.7 million. In order to continue to enhance productivity the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company believes that the capital spending amount allowed by its credit facility ($7.0 million per year) is sufficient to meet foreseeable requirements.

Dividends

Cash dividends on Common Stock have been and continue to be prohibited under the current and previous bank credit facilities. As required by the terms of the Company's outstanding Cumulative Convertible Redeemable Preferred Stock and permitted by the 1998 credit facility, the Company paid dividends to the holders of the Preferred Stock. These dividends totaled $0.2 million, or $0.21 per preferred share for the three months ended March 31, 1999.

Year-2000

The Company recognizes the need to address potential problems in both information technology and non-information technology systems, which could result in improper handling of the date change to the year 2000. As the Company's core business services are engineering and environmental science professional consulting services, delivery of these services is not critically dependent on any mainframe, mini-computer or personal computer-based systems or software applications. Where computer systems and software applications are used to support the delivery of services to clients, these systems and applications are largely personal computer-based and are not considered likely to experience year-2000 related problems. For certain applications which are used to support administrative operations of the Company and certain systems and applications used to support the Company's international operations, year-2000 readiness projects are currently in the process of being implemented. These projects are expected to be completed in mid-1999.

The Company expects to spend a total of approximately $150,000 to address known year-2000 issues, with approximately $35,000 of the total spent to date. Additionally, the Company does not anticipate a material adverse effect on the Company's business, results of operations, or financial condition associated with any currently identified or anticipated year-2000 readiness issue, inclusive of internal systems and software applications and those systems of other parties with whom the Company does business. As part of the Company's contingency plan to address year-2000 matters, a centralized task force has been established to coordinate identification, evaluation, and implementation of any year-2000 contingency plans or future compliance requirements. This task force is evaluating all of its major external providers of essential goods and services for year-2000 readiness. Based on the critical nature of any goods or services, the task force is developing a contingency plan regardless of the reported year-2000 readiness of the provider or industry. The Company expects all phases to be substantially complete by mid-1999.

While the Company is taking steps that it believes to be reasonable and prudent to assess the year-2000 readiness of third parties with whom the Company does business, the failure of any of these third parties to correct a material year-2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the year-2000 problem, resulting in part from the uncertainty of the year-2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of year-2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. Readers are cautioned that forward-looking statements contained in this year-2000 update should be read in conjunction with the Company's disclosures under the heading: "Forward Looking Statements," which follow this section.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which represent the company's expectations or beliefs. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including, but not limited to, the factors described in the Company's filings with the Securities and Exchange Commission, the uncertain timing of awards and contracts, increasing competition by foreign and domestic competitors, the impact of year-2000 issues, general economic and regulatory conditions in each of the geographic regions served by the Company, industry trends, and other risks could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements.

Effect of Inflation

General economic inflation had the effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various types of market risks in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. There have been no material changes in theses exposures during the periods presented. For a description of these market risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K .

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


Dated:    May 13, 1999










10