Form 10-Q
period 1999-06-30
LAWGIBB GROUP INC
filed 1999-08-13
CIK 853323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________

Commission file number: 0-19239


                               LawGibb Group, Inc.
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

                           Law Companies Group, Inc.
        (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at August 13, 1999 was 2,624,312.

3
                                                 TABLE OF CONTENTS

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
          as of June 30, 1999 and December 31, 1998............................1

         Condensed Consolidated Statements of Income and Comprehensive Income for the Quarters and Six-Month Periods Ended June 30, 1999 and 1998..2

         Condensed Consolidated Statements of Cash Flows
          for the Six-Month Periods Ended June 30, 1999 and 1998...............3
 .
         Notes to Condensed Consolidated
          Financial Statements.................................................4


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......6

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK...................................9


PART II.  OTHER INFORMATION

         ITEM 2.           CHANGES IN SECURITIES..............................10

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                              SECURITY HOLDERS................................10

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...................10

SIGNATURE.....................................................................11

PART  I  FINANCIAL INFORMATION
         ITEM 1.           FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands, except per share data)

                                             June 30,            December 31,
                                               1999                  1998
                                        -----------------      -----------------
Assets
Current assets:
    Cash and cash equivalents             $   19,046            $      11,022
    Billed fees receivable,
      net of allowance                        56,274                   55,346
    Unbilled work in progress                 32,034                   31,464
    Other current assets                       7,750                    9,041
                                        -----------------      -----------------
Total current assets                         115,104                  106,873

Property and equipment, net                   21,807                   23,442
Equity investments                             1,417                    1,587
Goodwill, net                                 12,568                   13,250
Other assets                                   5,293                    5,759
                                        -----------------      -----------------
Total assets                              $  156,189            $     150,911
                                        =================      =================


Liabilities and Shareholders' Equity

Current liabilities:
    Short-term borrowings                 $    1,333            $         902
    Accounts payable                          12,731                   15,858
    Billings in excess of costs and fees
      earned on contracts in progress         13,394                   13,805
    Current portion of long-term debt          5,114                    5,220
    Other accrued expenses                    14,510                   16,745
    Other current liabilities                 15,987                   15,283
                                        -----------------      -----------------
Total current liabilities                     63,069                   67,813

Long-term debt                                37,922                   41,979
Deferred income taxes                          1,992                    1,983
Minority interest in equity of subsidiaries      200                      208

Cumulative convertible redeemable preferred
  stock; Issued and Outstanding: 963,398
  shares in 1999 and 1998                      9,896                    9,886
Shareholders' equity:
    Common stock--$1 par value:
      authorized: 10,000,000 shares;
      issued and outstanding: 2,040,711
      shares in 1999 and 2,045,870 shares
      in 1998                                  2,041                    2,046
    Common stock subscribed (584,028 shares
      in 1999)                                   584                       --
    Additional paid - in capital              29,101                   18,046
    Retained earnings                         20,023                   15,931
    Accumulated other comprehensive
      income                                  (8,639)                  (6,981)
                                        -----------------      -----------------
                                              43,110                   29,042
                                        -----------------      -----------------
Total Liabilities and
  Shareholders' Equity                    $  156,189            $     150,911
                                        =================      =================

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LAWGIBB GROUP, INC.
(unaudited - in thousands, except per share data)

                                        For the Quarters                       For the Six Months
                                          Ended June 30,                          Ended June 30,
                                ---------------------------------       ----------------------------------
                                     1999               1998                  1999               1998
                                ---------------    --------------       ---------------    ---------------
Gross fees                      $     77,090       $     77,855         $    151,995         $  151,510
Less: Cost of outside services         9,772              8,810               18,049             16,742
                                ---------------    --------------       ---------------    ---------------
Net fees                              67,318             69,045              133,946            134,768

Direct costs and expenses:
    Payroll                           20,256             20,481               40,531             40,139
    Job related expenses               7,409              8,156               14,448             15,499
                                ---------------    --------------       ---------------    ---------------
Gross profit                          39,653             40,408               78,967             79,130

Indirect costs and expenses:
    Payroll                           15,513             15,617               31,982             31,245
    Other expenses                    17,982             20,601               36,754             40,290
                                ---------------    --------------       ---------------    ---------------
Operating income                       6,158              4,190               10,231              7,595

Other income (expense):
    Interest expense                    (971)            (1,136)              (1,973)            (2,191)
    Deferred financing costs             (23)               (24)                 (46)               (61)
    Other income (expense)                23                236                   50                237
                                ---------------    --------------       ---------------    ---------------
    Income before income taxes
      and equity investments           5,187              3,266                8,262              5,580
Income tax provision                  (2,178)            (1,502)              (3,470)            (2,567)
Equity investments                       (17)                 1                  (18)                (7)
                                ---------------    --------------       ---------------    ---------------
Net income                             2,992              1,765                4,774              3,006
                                ---------------    --------------       ---------------    ---------------

Less:  Preferred stock dividend
       and accretion                    (282)              (282)                (564)              (564)
                                ---------------    --------------       ---------------    ---------------
Net income available to common
shareholders                    $      2,710       $      1,483         $      4,210      $       2,442
                                ===============    ==============       ===============    ===============
Basic earnings per
 common share                   $       1.33       $        .78         $       2.06      $        1.29
                                ===============    ==============       ===============    ===============
Diluted earnings per
 common share                   $        .89       $        .58         $       1.44      $        1.01
                                ===============    ==============       ===============    ===============

Statements of Comprehensive Income

Net income                      $      2,992       $      1,765         $      4,774      $       3,006
Other comprehensive income:
  Foreign currency translation
  adjustment                            (867)              (869)              (1,658)                (9)
                                ---------------    --------------       ---------------    ---------------
Comprehensive income            $      2,125       $        896         $      3,116      $       2,997
                                ===============    ==============       ===============    ===============

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands, except per share data)

                                                                                       For the Six Months
                                                                                         Ended June 30
                                                                             -------------------------------------
                                                                                   1999                1998
                                                                             -----------------    ----------------
Operating activities
Net income                                                                         $    4,774           $   3,006
Adjustments to reconcile net income to net cash provided by
       operating activities:
         Depreciation and amortization                                                  3,397               3,344
         Provision for losses on receivables                                              333                 398
           Deferred income taxes                                                            3              (2,805)
         Undistributed  losses from equity investments                                     18                   7
         Loss on disposal of property and equipment                                        34                  62

Changes in operating assets and liabilities:
         Billed fees receivable                                                        (2,462)             (1,541)
         Unbilled work in progress                                                     (1,337)             (2,830)
         Other current assets                                                           1,151                (656)
         Accounts payable and accrued expenses                                         (3,218)              3,906
         Billings in excess of costs and fees earned on
              contracts in progress                                                    (1,398)             (1,299)
                                                                             -----------------    ----------------
Net cash provided by operating activities                                               1,295               1,592

Investing activities
Purchases of property and equipment                                                    (1,812)             (2,732)
Proceeds from disposal of property and equipment                                           71                  13
Other, net                                                                              1,172              (1,657)
                                                                             -----------------    ----------------
Net cash used by investing activities                                                    (569)             (4,376)

Financing activities
Net (payments) proceeds on short-term borrowings                                          431                (234)
Net (payments) proceeds on revolving line of credit and
       long-term borrowings                                                            (4,160)              1,782
 Deferred financing and preferred stock issuance costs                                      -                (369)
 Proceeds from exercise of stock options                                               11,700               2,888
 Repurchase and retirement of shares                                                     (184)               (291)
 Preferred dividends paid                                                                (400)               (400)
                                                                             -----------------    ----------------
Net cash provided by financing activities                                               7,387               3,376

Effect of exchange rate changes on cash                                                   (89)                (16)
                                                                             -----------------    ----------------
Increase in cash and cash equivalents                                                   8,024                 576
Cash and cash equivalents at beginning of period                                       11,022               9,527
                                                                             -----------------    ----------------
Cash and cash equivalents at end of period                                          $  19,046           $  10,103
                                                                             =================    ================

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LAWGIBB GROUP, INC.
(unaudited  - dollars in thousands, except per share data)

NOTE 1 - There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1998 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K").

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1998 included in the Form 10-K. The accompanying condensed consolidated financial statements for the quarter and six months ended June 30, 1999 and 1998 have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the second quarter ended June 30, 1999 may not be indicative of the results that may occur during the year ending December 31, 1999.

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

                           For the Quarters Ended    For the Six Months Ended
                                  June 30                   June 30
                          -----------------------   -------------------------
                              1999       1998           1999         1998
                          ----------- -----------   ------------  -----------
Net Fees
United States Operations  $  45,226   $  45,067     $   90,052    $   87,910
International Operations
        United Kingdom        7,372       7,940         15,028        15,729
        Europe                4,460       4,315          8,831         8,690
        Africa                6,490       7,746         12,475        14,383
        Other                 3,770       3,977          7,560         8,056
                          ----------- -----------   ------------  -----------
Total                     $  67,318   $  69,045     $  133,946    $  134,768
                          =========== ===========   ============  ===========
Operating Income
United States Operations  $   5,070   $   3,711     $    8,649    $    6,764
International Operations
        United Kingdom          122          69            273           142
        Europe                  345          94            607           325
        Africa                  483         530            509           615
        Other                   138        (214)           193          (251)
                          ----------- -----------   ------------  -----------
Total                     $   6,158   $   4,190     $   10,231    $    7,595
                          =========== ===========   ============  ===========

                           June 30,   December 31,
                             1999        1998
                          ----------- -----------
Assets
United States Operations  $  93,155   $  84,801
International Operations
        United Kingdom       34,770      37,373
        Europe                5,399       4,875
        Africa               14,440      15,636
        Other                 8,425       8,226
                          ----------- -----------
Total                     $ 156,189   $ 150,911
                          =========== ===========

NOTE 4 - Computation of Earnings Per Share
                               LAWGIBB GROUP, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                      (in thousands, except per share data)

                                                 For the Quarter Ended June 30,     For the Six Months Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                       1999              1998                1999              1998
                                                 ---------------------------------------------------------------------------
Numerator:
   Net income                                    $   2,992          $  1,765           $     4,774       $     3,006
   Preferred stock dividends and accretion            (282)             (282)                 (564)             (564)
                                                 ---------------------------------------------------------------------------
   Numerator for basic earnings per share -
    income available to common shareholders          2,710             1,483                 4,210             2,442

   Effect of dilutive securities:
      Preferred stock dividends and accretion          282               282                   564               564
                                                 ---------------------------------------------------------------------------
      Numerator for diluted earnings per
     share - income available to common
     shareholders                                $   2,992          $  1,765           $     4,774       $     3,006

Denominator:
   Denominator for basic earnings per share -
    weighted-average shares                          2,042             1,893                 2,044             1,893

   Effect of dilutive securities:
       Employee stock options                          178                79                   167                74
       Other stock options                             165                91                   136                48
       Cumulative convertible redeemable
        preferred stock                                963               963                   963               963
                                                 ---------------------------------------------------------------------------

   Dilutive potential common shares                  1,306             1,133                 1,266             1,085
                                                 ---------------------------------------------------------------------------

      Denominator for diluted earnings per
      share-adjusted weighted-average shares         3,348             3,026                 3,310             2,978
                                                 ===========================================================================

Basic earnings per common share                  $    1.33          $    .78           $      2.06       $      1.29
                                                 ===========================================================================

Diluted earnings per common share                $     .89          $    .58           $      1.44       $      1.01
                                                 ===========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the quarters and six months indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of income and (ii) the percentage increase or decrease in each of such items in the 1999 periods from the comparable periods in the prior year. The Company measures its operating performance on the basis of net fees since a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. The following table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

                                            Qtr to Qtr                                  Year to Year
                                              Dollar                                       Dollar
                     Quarters Ended          Increase       Six Month Periods Ended       Increase
                        June 30,            (Decrease)            June 30,               (Decrease)
                   --------------------   ---------------   ------------------------   ----------------
                      1999      1998       1999 vs 1998       1999         1998        1999 vs  1998
                   ---------  ---------   ---------------   -----------  -----------   ----------------
Net fees           100.0%     100.0%         (2.5%)           100.0%       100.0%            (0.6%)

Gross profit        58.9%      58.5%         (1.9%)            59.0%        58.7%            (0.2%)

Indirect costs
  and expenses      49.8%      52.5%         (7.5%)            51.3%        53.1%            (3.9%)

Operating income     9.1%       6.1%         47.0%              7.6%         5.6%            34.7%

Net income           4.4%       2.6%         69.4%              3.6%         2.2%            58.8%


Results of Operations

Increases in the Company's US Operations net fees combined with improved management of indirect costs and expenses resulted in improvements of 69.4% and 58.8% in net income for the quarter and six months ended June 30, 1999, respectively. Consolidated net fees of $67.3 million for the second quarter of 1999 represented a 2.5% decrease from $69.0 million for the same period in 1998. For the six-month period ended June 30, 1999, consolidated net fees of $133.9 million represented a 0.6% decrease from $134.8 million for the same period in 1998. For both the second quarter and six-month year-to-date periods, indirect costs and expenses, operating income, and net income improved as a percentage of net fees compared to 1998.

Net fees from the Company's United States operations increased 0.4% from $45.1 million for the second quarter of 1998 to $45.2 million for the same period in 1999. For the first six months of 1999, net fees from the Company's United States operations increased 2.4% from $87.9 million for the first six months of 1998 to $90.1 million.

Net fees from the Company's International operations decreased 7.9% from $24.0 million for the second quarter of 1998 to $22.1 million for the same period in 1999. For the first six months of 1999, net fees from the Company's International operations decreased 6.3% from $46.9 million for the first six months of 1998 to $43.9 million for the same period in 1999. This decrease was primarily the result of a significant strengthening in the value of the United States dollar compared to the local currencies for these operations. The value of the pound sterling compared to the United States dollar has declined 4.2% since December 31, 1998.

The Company's gross profit margin of 58.9% for the second quarter of 1999 reflected a small increase compared to 58.5% for the same period of 1998. For the six months ended June 30, 1999, the Company's gross profit margin of 59.0% also reflected a small increase compared to 58.7% for the same period of 1998. For the six month period ended June 30, 1999, the gross profit margin of 64.0% for United States operations decreased compared to 65.0% during the first six months of 1998. The International Group's gross profit margin increased to 48.4% from 47.0% for the first six months of 1999 compared to the same period in 1998, primarily as a result of improved management of direct costs. Indirect costs and expenses, which include expenses related to both operations support as well as administrative support functions, were $68.7 million, or 51.3% of net fees, for the first six months of 1999, compared with $71.5 million, or 53.1% of net fees, for the same period in 1998. This decrease as a percentage of net fees is attributable to the continued positive impact of the Company's expense reduction initiatives in insurance costs, professional services, facilities expense, and other areas.

Interest expense was $1.0 million and $2.0 million for the second quarter and first six months of 1999, respectively. This compares to interest expense of $1.1 million and $2.2 million for the second quarter and first six months of 1998, respectively. These decreases were primarily the result of the reduction of the Company's outstanding debt, which has declined 7.8% since December 31,1998.

The effective income tax rate was 42.0% for the first six months of 1999, compared to 46.0% for the first six months of 1998. This decrease was attributable to changes in permanent book versus tax differences.

For the second quarter of 1999, the Company recorded net income of $3.0 million ($1.33 per common share - basic and $.89 per common share - diluted) which is an increase from $1.8 million in 1998 ($.78 per common share basic and $.58 per common share- diluted). For the first six months of 1999, the Company recorded net income of $4.8 million ($2.06 per common share - basic and $1.45 per common share - diluted) which is an increase from $3.0 million in 1998 ($1.29 per common share - basic and $1.02 per common share - diluted).

Currency Translation

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' operating environments by utilizing a combination of current, monthly average, and historic exchange rates, with translation impacts included in income. The foreign subsidiaries' functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing month-end and monthly average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses, which are included in income. The impact of foreign currency translation and exchange transactions included in income was significant during the first six months of 1999. The translation of the Company's foreign subsidiaries for the first six months of 1999 resulted in a change of $1.7 million in the foreign currency translation adjustment component of shareholders' equity. This component is reported on the company's condensed consolidated balance sheet in the line item entitled Accumulated Other
Comprehensive Income. This fluctuation was caused primarily by increased strength of the U.S. dollar relative to the British pound sterling and the South African rand from December 31, 1998 to June 30, 1999.

Debt and Short-term Borrowings

The Company reported debt and short-term borrowings of $44.3 million at June 30, 1999, compared to $48.1 million at December 31, 1998. Debt and short-term borrowings as a percentage of total capitalization amounted to 45.6% at June 30, 1999, compared to 55.3% at December 31, 1998.

Liquidity and Capital Resources

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash provided by operations and borrowings available under its credit facility will be sufficient to meet its requirements for the foreseeable future.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the use of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Over the first six months of 1999, 6,140 shares totaling $171,073 were traded out of the Plan and repurchased by the Company.

On May 6, 1997, the shareholders of the Company authorized and approved a transaction between the Company and Virgil R. Williams and James M. Williams, Jr., each a director of the Company (collectively, the "Investors"), pursuant to which the Company sold to the Investors (including, in the case of James M. Williams, a family partnership that he controls) a combination of Preferred Stock, Common Stock warrants, and options to purchase shares of Common Stock (the "Options"). The Options are eligible to be exercised in various quantities and at various prices through December 31, 2006. On June 30, 1999, Virgil R. Williams and James M. Williams exercised all remaining options to purchase an aggregate of 584,028 shares of the Company's Common Stock at an exercise price of $20.00 per share. The options were exercised on June 30,1999 subject to Hart-Scott-Rodino approval, which occurred on July 23,1999. The proceeds of $11.7 million received by the Company will be used initially to pay down bank debt and further position the Company for future growth initiatives.

Cash Provided by Operations

Cash provided by operations over the first six months of 1999 of $1.3 million decreased from $1.6 million during the first six months of 1998. This decrease was primarily due to increased working capital requirements for other current assets as well as accounts payable and accrued other expenses.

Capital Expenditures

Capital expenditures during the first six months of 1999 and the first six months of 1998 were $1.8 million and $2.7 million, respectively. In order to continue to enhance productivity the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company believes that the capital spending amount allowed by its credit facility ($7.0 million per year) is sufficient to meet foreseeable requirements.

Dividends

Cash dividends on Common Stock have been and continue to be prohibited under the current and previous bank credit facilities. As required by the terms of the Company's outstanding Cumulative Convertible Redeemable Preferred Stock and permitted by the 1998 credit facility, the Company paid dividends to the holders of the Preferred Stock. For the second quarter, dividends totaled $0.2 million, or $0.21 per preferred share. For the six months ended June 30, 1999, dividends totaled $0.4 million, or $0.42 per preferred share.

Year-2000

The Company recognizes the need to address potential problems in both information technology and non-information technology systems, which could result in improper handling of the date change to the year 2000. As the Company's core business services are engineering and environmental science professional consulting services, delivery of these services is not critically dependent on any mainframe, mini-computer or personal computer-based systems or software applications. Where computer systems and software applications are used to support the delivery of services to clients, these systems and applications are largely personal computer-based and are not considered likely to experience year-2000 related problems. For certain applications which are used to support administrative operations of the Company and certain systems and applications used to support the Company's international operations, year-2000 readiness projects are currently in the process of being implemented. These projects are substantially complete as of June 30,1999.

The Company has spent a total of approximately $150,000 to address known year-2000 issues. Additionally, the Company does not anticipate a material adverse effect on the Company's business, results of operations, or financial condition associated with any currently identified or anticipated year-2000 readiness issue, inclusive of internal systems and software applications and those systems of other parties with whom the Company does business. As part of the Company's contingency plan to address year-2000 matters, a centralized task force has been established to coordinate identification, evaluation, and implementation of any year-2000 contingency plans or future compliance requirements. This task force is evaluating all of its major external providers of essential goods and services for year-2000 readiness. Based on the critical nature of any goods or services, the task force is developing a contingency plan regardless of the reported year-2000 readiness of the provider or industry. The Company expects all phases to be substantially complete during the third quarter, 1999.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various types of market risks in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Except for the effect of foreign currency translation discussed previously, there have been no material changes in these exposures during the periods presented. For a description of these market risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K.

PART II.  OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES

On May 6, 1997, the shareholders of the Company authorized and approved a transaction between the Company and Virgil R. Williams and James M. Williams, Jr., each a director of the Company (collectively, the "Investors"), pursuant to which the Company sold to the Investors (including, in the case of James M. Williams, a family partnership that he controls) a combination of Preferred Stock, Common Stock warrants, and options to purchase shares of Common Stock (the "Options"). The Options are eligible to be exercised in various quantities and at various prices through December 31, 2006. On June 30, 1999, Virgil R. Williams and James M. Williams exercised all remaining options to purchase an aggregate of 584,028 shares of the Company's Common Stock at an exercise price of $20.00 per share. The options were exercised on June 30,1999 subject to Hart-Scott-Rodino approval, which occurred on July 23, 1999. The proceeds of $11.7 million received by the Company will be used initially to pay down bank debt and position the Company for future growth initiatives.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held May 11, 1999 in Atlanta, Georgia for the purpose of considering and voting on a proposal (the" Proposal") to elect seven (7) directors to serve on the Board of Directors of the Company until the 2000 Annual Meeting and until their successors are duly elected and qualified.

The votes for the Proposal are detailed below:

Directors                                     For                    Withheld
------------------------                   -----------              -----------
Peter D. Brettell                           1,321,848                  60,203
Bruce C. Coles                              1,304,216                  77,835
Robert B. Fooshee                           1,328,458                  53,593
Walter T. Kiser                             1,336,887                  45,164
Steven Muller                               1,322,741                  59,310
Clay E. Sams                                1,348,922                  33,129
John Y. Williams                            1,346,588                  35,463


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The exhibits below are filed as part of this report

                           10.1 Supplemental Executive Retirement Plan dated May 10, 1996.

                           10.2 First Amendment to Supplemental Executive Retirement Plan dated August 10, 1999.

                           27.1 Financial Data Schedule for the six months ended June 30,1999.

                  (b) Reports on Form 8-K

                           Current Report on Form 8-K, filed May 14, 1999, reporting under Item 5 the announcement of the change of the name of the Company from Law Companies Group, Inc. to LawGibb Group, Inc.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, LawGibb Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LAWGIBB GROUP, INC.




/s/ R.B. Fooshee
------------------------------------------------------------
Robert B. Fooshee
Chief Financial Officer and Treasurer


Dated:    August 13, 1999