Form 10-Q
period 1999-09-30
LAWGIBB GROUP INC
filed 1999-11-12
CIK 853323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at November 12, 1999 was 2,619,236.

                                TABLE OF CONTENTS


                                                                           PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
         as of September 30, 1999 and December 31,1998.........................1

         Condensed Consolidated Statements of Income
         and Comprehensive Income for the Quarters and Nine-Month Periods
         Ended September 30, 1999 and 1998.....................................2

         Condensed Consolidated Statements of Cash Flows
         for the Nine-Month Periods Ended September 30, 1999 and 1998..........3

         Notes to Condensed Consolidated
         Financial Statements..................................................4


         ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS..........................................6

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK...................................9


PART II.  OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...................10

         SIGNATURE         ...................................................11

PART  I  FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands, except per share data)

Assets                                                         September 30,          December 31,
                                                                   1999                  1998
                                                            ------------------    ------------------
Current assets:
    Cash and cash equivalents                             $              9,992  $             11,022
    Billed fees receivable, net of allowance                            60,853                55,346
    Unbilled work in progress                                           30,469                31,464
    Other current assets                                                 7,254                 9,041
                                                             ------------------    ------------------
Total current assets                                                   108,568               106,873

Property and equipment, net                                             17,353                23,442
Equity investments                                                       1,482                 1,587
Goodwill, net                                                           12,846                13,250
Other assets                                                             5,333                 5,759
                                                             ------------------    ------------------
Total Assets                                              $            145,582  $            150,911
                                                             ==================    ==================

Liabilities and Shareholders' Equity

Current liabilities:
    Short-term borrowings                                 $              1,004  $                 902
    Accounts payable                                                    12,596                 15,858
    Billings in excess of costs and fees earned on
      contracts in progress                                             14,468                 13,805
    Current portion of long-term debt                                    4,535                  5,220
    Other accrued expenses                                              17,548                 16,745
    Other current liabilities                                           13,973                 15,283
                                                             ------------------    -------------------
Total current liabilities                                               64,124                 67,813

Long-term debt                                                          24,238                 41,979
Deferred income taxes                                                    1,992                  1,983
Minority interest in equity of subsidiaries                                190                    208

Cumulative convertible redeemable preferred stock -
    issued and outstanding: 963,398 shares in
    1999 and 1998                                                        9,902                  9,886
Shareholders' equity:
    Common stock--$1 par value: authorized: 10,000,000
      shares; issued and outstanding:  2,619,171 shares
      in 1999 and 2,045,870 shares in 1998
                                                                         2,619                  2,046
    Additional paid-in capital                                          29,044                 18,046
    Retained earnings                                                   21,177                 15,931
    Accumulated other comprehensive income                             (7,704)                (6,981)
                                                             ------------------    -------------------
                                                                        45,136                 29,042
                                                             ------------------    -------------------
Total Liabilities and Shareholders' Equity                $            145,582  $             150,911
                                                             ==================    ===================

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LAWGIBB GROUP, INC.
(unaudited - in thousands, except per share data)
                                                        For the Quarters                       For the Nine Months
                                                       Ended September 30                      Ended September 30
                                                ----------------------------------      ----------------------------------
                                                     1999               1998                 1999               1998
                                                ---------------    ---------------      ---------------    ---------------
Gross fees                                           $  76,243          $  79,462            $ 228,237         $  230,972
Less:  Cost of outside services                         12,346              9,817               30,394             26,559
                                                ---------------    ---------------      ---------------    ---------------

Net fees                                                63,897             69,645              197,843            204,413

Direct costs and expenses:
    Payroll                                             19,306             20,303               59,837             60,442
    Job related expenses                                 7,655              8,396               22,103             23,895
                                                ---------------    ---------------      ---------------    ---------------

Gross profit                                            36,936             40,946              115,903            120,076

Indirect costs and expenses:
    Payroll                                             15,106             16,053               47,088             47,298
    Other expenses                                      18,329             19,310               55,083             59,600
                                                ---------------    ---------------      ---------------    ---------------

Operating income                                         3,501              5,583               13,732             13,178

Other income (expense):
    Interest expense                                     (648)            (1,038)              (2,621)            (3,229)
    Deferred financing costs                              (17)               (31)                 (63)               (92)
    Other income (expense)                               (143)              (104)                 (93)                133
                                                ---------------    ---------------      ---------------    ---------------
    Income before income taxes and
      equity investments                                 2,693              4,410               10,955              9,990

Income tax provision                                   (1,131)            (1,829)              (4,601)            (4,396)

Equity investments                                          20                 16                    2                  9
                                                ---------------    ---------------      ---------------    ---------------

Net income                                               1,582              2,597                6,356              5,603

Less:  Preferred stock dividend and
       accretion                                         (282)              (283)                (846)              (847)
                                                ---------------    ---------------      ---------------    ---------------

Net income available to
  common shareholders                                $   1,300          $   2,314           $   5,510           $   4,756
                                                ===============    ===============      ===============    ===============

Basic earnings per common share                       $    .50          $    1.13            $    2.46          $    2.45
                                                ===============    ===============      ===============    ===============

Diluted earnings per common share                     $    .38           $    .81            $    1.77          $    1.87
                                                ===============    ===============      ===============    ===============

Statements of Comprehensive Income
Net income                                          $   1 ,582          $   2,597            $   6,356          $   5,603
Other comprehensive income:
   Foreign currency translation
     adjustment                                            936                797                (723)                788
                                                ---------------    ---------------      ---------------    ---------------
Comprehensive income                                 $   2,518          $   3,394            $   5,633          $   6,391
                                                ===============    ===============      ===============    ===============

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands, except per share data)

                                                                                     For the Nine Months
                                                                                      Ended September 30
                                                                             ------------------------------------
                                                                                   1999                1998
                                                                             -----------------    ---------------
Operating activities
Net income                                                                         $    6,356          $   5,603
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
         Depreciation and amortization                                                  5,097              5,019
         Provision for losses on receivables                                              475                399
         Deferred income taxes                                                              1            (3,663)
         Undistributed income from equity investments                                       2                (9)
         Loss on disposal of property and equipment                                       100                200

Changes in operating assets and liabilities:
         Billed fees receivable                                                       (6,628)            (3,176)
         Unbilled work in progress                                                      1,084            (2,204)
         Other current assets                                                           1,754              (191)
         Accounts payable and accrued expenses                                        (3,162)              3,320
         Billings in excess of costs and fees earned on
              contracts in progress                                                       448            (1,099)
                                                                             -----------------    ---------------
Net cash provided by operating activities                                               5,527              4,199

Investing activities
Cash used for acquisitions                                                                  -              (187)
Purchases of property and equipment                                                   (2,461)            (4,187)
Proceeds from disposal of property and equipment                                        3,815                 34
Other, net                                                                              (124)            (1,482)
                                                                             -----------------    ---------------
Net cash provided (used) by investing activities                                        1,230            (5,822)

Financing activities
Net (payments) proceeds on short-term borrowings                                          127              (305)
Net (payments) proceeds on revolving line of credit and
       long-term borrowings                                                           (18,393)             2,659
Deferred financing costs                                                                    -              (369)
Proceeds from exercise of stock options                                                11,727              2,888
Repurchase and retirement of shares                                                     (420)              (343)
Preferred dividends paid                                                                (600)              (600)
                                                                             -----------------    ---------------
Net cash provided (used) by financing activities                                      (7,559)              3,930

Effect of exchange rate changes on cash                                                 (228)                106
                                                                             -----------------    ---------------
Increase (decrease) in cash and cash equivalents                                      (1,030)              2,413
Cash and cash equivalents at beginning of period                                       11,022              9,527
                                                                             -----------------    ---------------
Cash and cash equivalents at end of period                                         $    9,992          $  11,940
                                                                             =================    ===============

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

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1998 included in the Form 10-K. The accompanying condensed consolidated financial statements for the quarter and nine months ended September 30, 1999 and 1998 have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the nine months ended September 30, 1999 may not be indicative of the results that may occur during the year ending December 31, 1999.

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


                          For the Quarters Ended    For the Nine Months Ended
                               September 30              September 30
                          -----------------------   -------------------------
                              1999       1998           1999         1998
                          ----------- -----------   ------------  -----------
Net Fees
United States Operations  $  42,456   $  46,281     $  132,508    $  134,191
International Operations
        United Kingdom        7,301       8,095         22,329        23,824
        Europe                3,887       4,294         12,718        12,984
        Africa                6,523       7,171         18,998        21,554
        Other                 3,730       3,804         11,290        11,860
                          ----------- -----------   ------------  -----------
Total                     $  63,897   $  69,645     $  197,843    $  204,413
                          =========== ===========   ============  ===========
Operating Income
United States Operations  $   4,100   $   4,784     $    12,749    $  11,548
International Operations
        United Kingdom        (376)           9           (103)          151
        Europe                (136)         (4)             471          321
        Africa                 (74)         786             435        1,401
        Other                  (13)           8             180        (243)
                          ----------- -----------   ------------  -----------
Total                     $   3,501   $   5,583     $    13,732    $  13,178
                          =========== ===========   ============  ===========

                          September 30, December 31,
                              1999        1998
                          ----------- -----------
Assets
United States Operations  $  80,146   $  84,801
International Operations
        United Kingdom       35,623      37,373
        Europe                7,377       4,875
        Africa               14,283      15,636
        Other                 8,153       8,226
                          ----------- -----------
Total                     $ 145,582   $ 150,911
                          =========== ===========

NOTE 4 - Computation of Earnings Per Share


                                                LAWGIBB GROUP, INC.
                                         COMPUTATION OF EARNINGS PER SHARE
                                       (in thousands, except per share data)

                                                       For the Quarters Ended                For the Nine Months Ended
                                                           September 30                            September 30
                                                 ---------------------------------------------------------------------------
                                                       1999              1998                1999              1998
                                                 ---------------------------------------------------------------------------
Numerator:
   Net income                                    $   1,582          $  2,597           $     6,356       $     5,603
   Preferred stock dividends and accretion            (282)             (283)                 (846)             (847)
                                                 ---------------------------------------------------------------------------
   Numerator for basic earnings per share -
    income available to common shareholders          1,300             2,314                 5,510             4,756

   Effect of dilutive securities:
      Preferred stock dividends and accretion                            283                                     565
                                                 ---------------------------------------------------------------------------
      Numerator for diluted earnings per
      share - income available to common
      shareholders                               $   1,300          $  2,597           $     5,510       $     5,321

Denominator:
   Denominator for basic earnings per share -
    weighted-average shares                          2,622             2,051                 2,239             1,941

   Effect of dilutive securities:
       Employee stock options                          199                90                   191                79
       Other stock options                                               115                    90                70
       Cumulative convertible redeemable
        preferred stock and associated
        common stock warrants                          614               957                   588               750
                                                 ---------------------------------------------------------------------------

   Dilutive potential common shares                    813             1,162                   869               899
                                                 ---------------------------------------------------------------------------

      Denominator for diluted earnings per
      share-adjusted weighted-average shares         3,435             3,213                 3,108             2,840
                                                 ===========================================================================

Basic earnings per common share                  $     .50          $   1.13           $      2.46       $      2.45
                                                 ===========================================================================

Diluted earnings per common share                $     .38          $    .81           $      1.77       $      1.87
                                                 ===========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the quarters and nine months indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of income and (ii) the percentage increase or decrease in each of such items in the 1999 periods from the comparable periods in the prior year. The Company measures its operating performance on the basis of net fees since a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. The following table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

                                            Qtr to Qtr                                  Year to Year
                                              Dollar                                        Dollar
                     Quarters Ended          Increase       Nine Month Periods Ended       Increase
                      September 30          (Decrease)          September 30              (Decrease)
                   --------------------   ---------------   ------------------------   ----------------
                      1999      1998       1999 vs 1998       1999         1998        1999 vs  1998
                   ---------  ---------   ---------------   -----------  -----------   ----------------
Net fees           100.0%     100.0%         (8.3%)           100.0%       100.0%            (3.2%)

Gross profit        57.8%      58.8%         (9.8%)            58.6%        58.7%            (3.5%)

Indirect costs
  and expenses      52.3%      50.8%         (5.5%)            51.6%        52.3%            (4.4%)

Operating income     5.5%       8.0%        (37.3%)             6.9%         6.4%             4.2%

Net income           2.5%       3.7%        (39.1%)             3.2%         2.7%            13.4%


Results of Operations

Improved management of indirect costs and expenses resulted in an increase of 13.4% in net income for the nine months ended September 30, 1999, although for the quarter there was a decrease of 39.1% in net income. Consolidated net fees of $63.9 million for the third quarter of 1999 represented a 8.3% decrease from $69.6 million for the same period in 1998. For the nine-month period ended September 30, 1999, consolidated net fees of $197.8 million represented a 3.2% decrease from $204.4 million for the same period in 1998. For the nine-month year-to-date periods, indirect costs and expenses, operating income, and net income improved as a percentage of net fees compared to 1998.

Net fees from the Company's United States operations decreased 8.2% from $46.3 million for the third quarter of 1998 to $42.5 million for the same period in 1999. For the first nine months of 1999, net fees from the Company's United States operations decreased 1.3% from $134.2 million for the first nine months of 1998 to $132.5 million. This decrease is generally reflective of increased competition in some of the markets served.

Net fees from the Company's International operations decreased 8.6% from $23.4 million for the third quarter of 1998 to $21.4 million for the same period in 1999. For the first nine months of 1999, net fees from the Company's International operations decreased 7.0% from $70.2 million for the first nine months of 1998 to $65.3 million for the same period in 1999. Contributing to this decrease has been the delayed startup of certain projects due to an earthquake in Eastern Europe and other client delays. The delayed projects are expected to commence in future periods. Another factor impacting the decrease has been the strengthening in the value of the United States dollar compared to the local currencies for these operations. The value of the pound sterling compared to the United States dollar has declined 2.5% since December 31, 1998.

The Company's gross profit margin of 57.8% for the third quarter of 1999 reflected a small decrease compared to 58.8% for the same period in 1998. For the nine months ended September 30, 1999, the Company's gross profit margin of 58.6% also reflected a small decrease compared to 58.7% for the same period of 1998. For the nine month period ended September 30, 1999, the gross profit margin of 64.1% for United States operations decreased compared to 64.8% during the nine months of 1998. The decrease is generally a result of increased competitive pressure in some of the U.S. markets. The International Group's gross profit margin increased to 47.5% from 47.1% for the first nine months of 1999 compared to the same period in 1998, primarily as a result of improved management of direct costs. Indirect costs and expenses, which include expenses related to both operations support as well as administrative support functions, were $102.2 million, or 51.6% of net fees, for the first nine months of 1999, compared with $106.9 million, or 52.3% of net fees, for the same period in 1998. This decrease as a percentage of net fees is attributable to the continued positive impact of the Company's expense reduction initiatives in insurance costs, professional services, facilities expense, and other areas.

Interest expense was $.65 million and $2.6 million for the third quarter and first nine months of 1999, respectively. This compares to interest expense of $1.0 million and $3.2 million for the third quarter and first nine months of 1998, respectively. These decreases were primarily the result of the significant reduction of the Company's outstanding debt, which has declined 38.1% since December 31,1998.

The effective income tax rate was 42.0% for the first nine months of 1999, compared to 44.0% for the first nine months of 1998. This decrease was primarily attributable to changes in items not deductible for tax purposes.

For the third quarter of 1999, the Company recorded net income of $1.6 million ($.50 per common share - basic and $.38 per common share - diluted) which is a decrease from $2.6 million in 1998 ($1.13 per common share basic and $.81 per common share- diluted). For the first nine months of 1999, the Company recorded net income of $6.4 million ($2.46 per common share - basic and $1.77 per common share - diluted) which is an increase from $5.6 million in 1998 ($2.45 per common share - basic and $1.87 per common share - diluted).

Currency Translation

The translation of the Company's foreign subsidiaries' financial statements into U.S. dollars is done in multiple steps. First, all foreign operations are measured into the functional currencies of the foreign subsidiaries' operating environments by utilizing a combination of current, monthly average, and historic exchange rates, with translation impacts included in income. The foreign subsidiaries' functional currency financial statements are translated into U.S. dollars, the Company's reporting currency, utilizing month-end and monthly average exchange rates, resulting in an adjustment to shareholders' equity. In addition, transactions denominated in different currencies result in exchange gains or losses, which are included in income. The impact of foreign currency translation and exchange transactions included in income was not significant during the first nine months of 1999. The translation of the Company's foreign subsidiaries for the first nine months of 1999 resulted in a change of $.7 million in the foreign currency translation adjustment component of shareholders' equity. This component is reported on the company's condensed consolidated balance sheet in the line item entitled Accumulated Other
Comprehensive Income. This movement was caused primarily by the increased strength of the U.S. dollar relative to the British pound sterling and the South African rand from December 31, 1998 to September 30, 1999.

Debt and Short-term Borrowings

The Company reported debt and short-term borrowings of $29.8 million at September 30, 1999, compared to $48.1 million at December 31, 1998. Debt and short-term borrowings as a percentage of total capitalization amounted to 35.1% at September 30, 1999, compared to 55.3% at December 31, 1998.

Liquidity and Capital Resources

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash provided by operations and borrowings available under its credit facility will be sufficient to meet its requirements for the foreseeable future.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the use of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Over the first nine months of 1999, 11,680 shares totaling $331,000 were traded out of the Plan and repurchased by the Company.

On May 6, 1997, the shareholders of the Company authorized and approved a transaction between the Company and Virgil R. Williams and James M. Williams, Jr., each a director of the Company (collectively, the "Investors"), pursuant to which the Company sold to the Investors (including, in the case of James M. Williams, a family partnership that he controls) a combination of Preferred Stock, Common Stock warrants, and options to purchase shares of Common Stock (the "Options"). The Options are eligible to be exercised in various quantities and at various prices through December 31, 2006. On June 30, 1999, Virgil R. Williams and James M. Williams exercised all remaining options to purchase an aggregate of 584,028 shares of the Company's Common Stock at an exercise price of $20.00 per share. The proceeds of $11.7 million was used to pay down bank debt to further position the Company for future growth initiatives.

On September 30, 1999, the Company consummated a transaction to sell its laboratory facility in Pensacola, Florida for $3.7 million. The proceeds will be used to pay down bank debt to further position the Company for future growth initiatives.

Cash Provided by Operations

Cash provided by operations over the first nine months of 1999 of $5.5 million increased from $4.2 million during the first nine months of 1998. This increase was primarily due to improved net income and the conclusion in 1998 of tax payments associated with a change in tax accounting methods.

Capital Expenditures

Capital expenditures during the first nine months of 1999 and the first nine months of 1998 were $2.5 million and $4.2 million, respectively, reflecting the Company's continued deliberate approach to capital expenditures. In order to continue to enhance productivity the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company believes that the capital spending amount allowed by its credit facility ($7.0 million per year) is sufficient to meet foreseeable requirements.

Dividends

Cash dividends on Common Stock have been and continue to be prohibited under the current and previous bank credit facilities. As required by the terms of the Company's outstanding Cumulative Convertible Redeemable Preferred Stock and permitted by the 1998 credit facility, the Company paid dividends to the holders of the Preferred Stock. For the third quarter, dividends totaled $0.2 million, or $0.21 per preferred share. For the nine months ended September 30,1999, dividends totaled $0.6 million, or $0.62 per preferred share.

Year-2000

The Company recognizes the need to address potential problems in both information technology and non-information technology systems, which could result in improper handling of the date change to the year 2000. As the Company's core business services are engineering and environmental science professional consulting services, delivery of these services is not critically dependent on any mainframe, mini-computer or personal computer-based systems or software applications. Where computer systems and software applications are used to support the delivery of services to clients, these systems and applications are largely personal computer-based and are not considered likely to experience year-2000 related problems. For certain applications which are used to support administrative operations of the Company and certain systems and applications used to support the Company's international operations, year-2000 readiness projects have been substantially completed.

The Company has spent a total of approximately $150,000 to address known year-2000 issues. Additionally, the Company does not anticipate a material adverse effect on the Company's business, results of operations, or financial condition associated with any currently identified or anticipated year-2000 readiness issue, inclusive of internal systems and software applications and those systems of other parties with whom the Company does business. As part of the Company's contingency plan to address year-2000 matters, a centralized task force has been established to coordinate identification, evaluation, and implementation of any year-2000 contingency plans or future compliance requirements. This task force is evaluating all of its major external providers of essential goods and services for year-2000 readiness. Based on the critical nature of any goods or services, the task force is developing a contingency plan regardless of the reported year-2000 readiness of the provider or industry. The Company expects all phases to be completed during the fourth quarter of 1999.

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

27.1 Financial Data Schedule for the nine months ended September 30,1999.

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


Dated:    November 12, 1999