Form 10-K
period 1999-12-31
LAWGIBB GROUP INC
filed 2000-03-29
CIK 853323

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999.
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates on March 20, 2000 was $59,243,188.

The number of shares outstanding of LawGibb Group, Inc. common stock as of March 20, 2000 was 2,614,724.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company are incorporated by reference into Part III.

Portions of the Company's Annual Report to Shareholders for the calendar year ended December 31, 1999 are incorporated by reference into Parts I, II, and III.

                                     PART I

ITEM 1 - BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which represent the Company's expectations or beliefs. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including, but not limited to, the factors described in the Company's filings with the Securities and Exchange Commission (the "Commission"), the uncertain timing of awards and contracts, increasing competition by foreign and domestic competitors as well as the general economic and regulatory conditions in each of the geographic regions served by the Company and industry trends, and other risks could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements.

Unless the context otherwise requires, the "Company" refers to LawGibb Group, Inc., a Georgia corporation, and its consolidated subsidiaries. The Company's principal executive offices are located at 1105 Sanctuary Parkway, Suite 300, Alpharetta, GA 30004 and its telephone number is (770) 360-0600.

GENERAL DEVELOPMENT OF BUSINESS

LawGibb Group, Inc. is a worldwide professional services firm operating mainly in the engineering services industry. The Company provides consulting, design, and management services in the water, environmental, transportation, commercial construction, and government sectors.

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

The Company's U.S. and international operations are based in Atlanta, Georgia and Reading, Berkshire, United Kingdom, respectively, with approximately one hundred offices throughout the United States, and in Europe, Africa, Asia, and the Middle East. For additional information regarding the Company's service areas, please see pages 1 and 6 through 15 of the Company's Annual Report to Shareholders, which is incorporated herein by reference. For information regarding revenue, operating profit or loss, and identifiable assets attributable to these geographic business segments, please see Footnote No. 15 to the Consolidated Financial Statements which appears in the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

RAW MATERIALS AND INVENTORY

Raw materials are not essential to the operation of the Company's business. Similarly, inventory does not play a significant role in the Company's operations.

U.S. GOVERNMENT CONTRACTS

The Company derived approximately 5% of its 1999 U.S. operations gross fees from various agencies of the United States Federal Government (the "U.S. Government"). The majority of this business came from time and material, and fixed price contracts which are not renegotiable. Some contracts are on a cost plus fixed fee or cost plus award fee basis and are renegotiable based on actual incurred costs. Virtually all U.S. Government contracts contain a standard clause which allows the U.S. Government to terminate any contract for its convenience. While the U.S. Government has the right to terminate contracts for its convenience, the Company does not expect that the U.S. Government will exercise the option to terminate any existing contracts. However, there can be no assurances that the U.S. Government will not exercise the right to terminate such contracts.

TRADEMARKS

The Company and its subsidiaries operate under several registered and unregistered trademarks and trade names, but these are not significant to the Company's operations. Registered trade names include: "Law Engineering and Environmental Services", "LawGibb Group", "LawGibb Group Member" and "Law/Crandall, Inc. + Design" (all registered with the U.S. Patent and Trademark Office). Registered trademarks include "Safesoil", registered to Ensite, Inc., a wholly-owned subsidiary of Law Engineering and Environmental Services, Inc. On May 14, 1999, the Company announced that it had completed all steps necessary to change its name from Law Companies Group, Inc. to LawGibb Group, Inc.

BACKLOG

At December 31, 1999, the Company's contracted backlog was approximately $175 million as compared to $158 million at December 31, 1998. The Company estimates that approximately $139 million of the December 31, 1999 backlog will be completed by the end of 2000. The majority of the Company's backlog consists of long-term contracts ranging from less than $20,000 to approximately $20 million and having remaining duration from less than one year up to five years. The Company's backlog is subject to revision due to cancellations, modifications, and changes in the scope of work, design, or scheduling with respect to particular projects. While management believes that the backlog estimates are accurate, there can be no assurances as to the amount of such backlog that will be realized.

COMPETITION

The Company competes on a U.S. and international basis. The markets in which the Company provides services are all highly competitive, and the Company is subject to competition with respect to each of the services it provides. The Company competes primarily on the basis of quality of service, expertise, experience and reputation, availability of personnel, and, to a lesser extent, price. In all phases of the Company's business, competitors range from small local firms to major national and international companies. However, no single entity, including the Company, currently dominates any of the Company's principal areas of business, although some competitors have greater financial resources and may have more public recognition than the Company. To the knowledge of the Company, no reliable data is available with respect to the total size of the market for the full range of engineering and consulting services which the Company and its subsidiaries provide.

REGULATION

Professional

The practice of engineering and architecture is regulated by statute in all states of the United States and in most other countries. Substantially all such jurisdictions require an engineer or architect to be licensed by the jurisdiction's registration board as a condition to rendering professional services in that jurisdiction. Some jurisdictions also require persons providing geological services to be licensed. Additionally, there are also numerous requirements for licenses or certifications involving asbestos consulting. In general, the Company has not experienced any material difficulty in complying with such licensing requirements.

Environmental

Public concern over health, safety, and the environment has resulted in the enactment of a wide range of environmental laws. These laws and their implementing regulations affect nearly every industrial and commercial activity. As these laws were implemented, the environmental services industry experienced rapid growth. The Company believes that the market for environmental services will not continue to grow at prior levels. There can be no assurances that future changes in the law will not have an adverse effect on the Company's business in the environmental area. In addition to federal environmental laws and regulations, there are numerous state and local statutes that roughly parallel the federal legislation and regulate the environment, some of which impose stricter environmental standards than the federal laws and regulations. The Company works with clients to address compliance with such requirements.

EMPLOYEES

As of December 31, 1999, the Company employed approximately 3,700 persons, which included approximately 1,800 engineers and scientists, 1,100 technicians, construction management and production support staff, and 800 management and administrative personnel. The Company's ability to remain competitive will depend on its ability to retain and attract qualified personnel. None of the Company's employees are represented by a labor union; however, certain foreign countries in which the Company has employees have specific statutes governing certain employee issues which place restrictions on the Company. In 1999, the Company continued to manage the size and make-up of its workforce to improve operating efficiency. Work force reductions were limited to specific geographic areas or specific markets. Management considers relations with its employees to be satisfactory. See "Market for Registrants' Common Stock and Related Shareholder Matters."

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

The Company's foreign subsidiaries lease offices in the United Kingdom, Indonesia, Kenya, Mauritius, Portugal, United Arab Emirates, Zimbabwe, Uganda, South Africa, Poland, Belgium, Rwanda, Ethiopia, Botswana, Tanzania, Malawi, and Zambia.

The Company believes that existing U.S. and international facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of its operations and offices. (See Footnote 5 of the Consolidated Financial Statements which appears in the Company's 1999 Annual Report to Shareholders, and is incorporated herein by reference as to the Company's lease obligations.)

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance  with General  Instruction  G(3) of Form 10-K and Instruction 3 to
Item 401(b) of Regulation S-K, the following sets forth certain information as of March 20, 2000, with respect to those individuals who are Executive Officers of the Company.

BRUCE C. COLES, 55, joined the Company in September 1995 as Chairman of the Board of Directors and Chief Executive Officer of the Company. In 1996, Mr. Coles was elected President of the Company. He serves in a similar capacity with various subsidiaries of the Company, including Law Engineering and Environmental Services, Inc. and Gibb International Holdings, Inc. Mr. Coles currently serves as a director of Williams Group International, Inc., which is owned by Virgil R. Williams and James M. Williams, Jr.

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

ROBERT B. FOOSHEE, 57, joined the Company in January 1996 as Executive Vice President and Chief Financial Officer. Mr. Fooshee also serves as Treasurer of the Company. Mr. Fooshee has been a director of the Company since 1996. Prior to joining the Company, Mr. Fooshee provided consulting services for RBF & Associates, a financial consulting company, from February 1995 until joining the Company. From August 1994 through January 1995, Mr. Fooshee was Executive Vice President and Chief Financial Officer for Eddie Haggar Limited, an apparel manufacturing and marketing company. From June 1992 until August 1994, Mr. Fooshee was Chief Financial Officer for The Fresh Market, a retail gourmet grocery company. From April 1986 until June 1992, Mr. Fooshee was Chief Financial Officer for Kayser-Roth Corporation, a consumer products company.

W. ALLEN WALKER, 49, joined Sir Alexander Gibb and Partners Ltd., a wholly-owned subsidiary of the Company, in the United Kingdom as Finance Director in August 1989. He later served as Director of Administration and Finance beginning in August 1992. Mr. Walker returned to the United States and became Vice President of Finance for the Company in January 1994. Currently, Mr. Walker serves as an Executive Vice President of Operations for the Company. Mr. Walker also serves as a director and Senior Executive Vice President for Law Engineering and Environmental Services, Inc., the Company's U.S. operating company. Prior to joining the Company, Mr. Walker was a senior manager in the Audit Department for Ernst & Young LLP in Atlanta, Georgia.

ROBERT S.  GNUSE,  53,  joined  the  Company  in 1974.  He has served in various technical and management positions with the Company and/or its related affiliates. Most recently, Mr. Gnuse serves as Senior Vice President of Marketing for the Company. Mr. Gnuse also serves as a director of Law Engineering and Environmental Services, Inc., the Company's U.S. operating company.

LAWRENCE J. WHITE, 53, joined the Company in 1994 as Chief Information Officer. He also serves as a Senior Vice President of the Company. Prior to coming to the Company, Mr. White was the Chief Information Officer of Roy F. Weston, Inc., an environmental engineering company, from 1989 until June 1994.

JON A. McCARTHY, 45, joined the Company in 1987 as Business Development Manager. He has since served in various technical and management positions with the Company and/or its related affiliates. Since January 27, 1997, Mr.McCarthy has served as Senior Vice President of Human Resources for the Company and has been a director of Law Engineering and Environmental Services, Inc. since 1998.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(a) Market Price of and Dividends on the Registrant's Common Equity.

General

There currently is no established trading market for shares of the Company's Common Stock, and although substantially all of the outstanding shares have been registered under applicable securities laws, no assurance can be given that a liquid market will develop in the future or that quotations for the Common Stock will be available. Additionally, the Company does not maintain stock price information with respect to transactions involving purchases and sales of outstanding shares of Common Stock. The Company did not pay any dividends on its Common Stock during the fiscal years ended December 31, 1999 or 1998. Further, the Company's existing credit facility prohibits the payment of cash dividends on the Company's Common Stock. As of December 31, 1999, there were 1,322 holders of the Company's Common Stock.

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

401(k) Plan Valuation

Pursuant to the terms of the Law Companies Group, Inc. 401(k) Savings Plan (the "401(k) Plan"), the Company is required to obtain on a quarterly basis an independent appraisal of the Company for purposes of determining the "fair market value" of the Common Stock for purposes of the 401(k) Plan. Accordingly, the Company engages two independent appraisers to conduct quarterly appraisals of the Company. The Company utilizes independent appraisals for purposes of the valuation of the Common Stock of the Company held in the 401(k) Plan. As of December 31, 1999, the appraised value was $28.42 per share of Common Stock for purposes of the 401(k) Plan. No assurances can be given that the appraisals reflect the actual price at which the Common Stock has traded or would have traded had there been a market for the Common Stock.

(b) Recent Sales of Unregistered Securities.

Inapplicable.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

Selected Financial Information on page 16 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis included on pages 17 through 20 of the 1999 Annual Report to Shareholders is incorporated herein by reference. The effects of inflation on operations were not material for the periods being reported.

ITEM 7a - DISCLOSURES ABOUT MARKET RISK

Market Risk information included in Management's Discussion and Analysis which appears on page 20 of the 1999 Annual Report to Shareholders is incorporated herein by reference

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are incorporated herein by reference to portions of the 1999 Annual Report to Shareholders included with this Form 10-K:

     Financial Statements

         Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 31, 1999, Page 23

         Consolidated Balance Sheets as of December 31, 1999 and 1998,  Page 22

         Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1999, Page 24

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999, Page 25

         Notes to Financial Statements,  Pages 26 through 40

         Report of Independent Auditors,  Page 41

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

Certain information required by Part III is omitted from this Annual Report but is incorporated herein by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of Form 10-K, the information contained in the Company's definitive proxy statement with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4(A).

Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission with respect to their ownership of the Company's Common Stock. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and representations that no other reports were required of those persons, the Company believes that during fiscal 1999, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except for the Section 16(a) required Form 4 filings due on June 10, 1999 for Robert B. Fooshee, Jon A. McCarthy, and W. Allen Walker were filed on August 17, 1999; filings due on June 10, 1999, August 10, 1999, and September 10, 1999 for Virgil R. Williams and James M. Williams, Jr. were filed on July 2, 1999, August 26, 1999, and October 1, 1999, respectively.

ITEM 11 - EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the information contained with respect to executive compensation is set forth in the Company's definitive proxy statement under the caption "Executive Compensation" and is incorporated herein by reference in response to this item.

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3) of Form 10-K, information with respect to security ownership of certain beneficial owners and management is set forth in the Company's definitive proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) of Form 10-K, information with respect to certain relationships and related transactions is set forth in the Company's definitive proxy statement under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference in response to this item.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

1. The following financial statements are incorporated herein by reference to portions of the 1999 Annual Report to Shareholders included with this Form 10-K:

     Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 31, 1999, Page 23

     Consolidated Balance Sheets as of December 31, 1999 and 1998, Page 22

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1999, Page 24

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999, Page 25

     Notes to Financial Statements, Pages 26 through 40

     Report of Independent Auditors, Page 41

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

2.05  Asset  Purchase  Agreement  between  IAM/Environmental,  Inc.  and  Philip
Environmental   Services  Corporation  dated  July  11,  1996  (Incorporated  by reference to Form 10-K filed March 25, 1997, File No. 0-19239).

3.01 Restated Articles of Incorporation of the Company as amended through May 6, 1997 (Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

3.02 Bylaws of the Company as amended through May 6, 1997 (Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

3.03 Articles of Amendment to the Restated Articles of Incorporation of Law Companies Group, Inc., dated as of May 12, 1999, as filed with the Georgia Secretary of State on May 14, 1999 (Incorporated by reference to Form 8-K filed May 18, 1999, File No. 0-19239).

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

10.18 Securities Purchase Agreement between the Company and Messrs. Virgil R. Williams and James Williams, Jr.dated May 6, 1997 (Incorporated by reference to Form 10-K filed March 30, 1998, File No. 0-19239).

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

10.23 Board Resolution reflecting the adoption of the Third Amendment to the Law Companies Group, Inc. 1990 Stock Option Plan dated August 19, 1998 (Incorporated by reference to Form 10-K filed March 31, 1999, File No. 0-19239).

10.24 Board Resolution reflecting the adoption of the Fourth Amendment to the Law Companies Group, Inc. 1990 Stock Option Plan dated February 9, 1999 (Incorporated by reference to Form 10-K filed March 31, 1999, File No.
0-19239).

10.25 Interest Rate Swap Agreement dated January 15, 1998 by and among the Company and Bank of America National Trust and Savings Association (Incorporated by reference to Form 10-K filed March 31, 1999, File No. 0-19239).

10.26 Supplemental Executive Retirement Plan dated May 10, 1986 (Incorporated by reference to 10-Q filed August 13, 1999, File No. 0-19239).

10.27 First Amendment to Supplemental Executive Retirement Plan dated August 10, 1999 (Incorporated by reference to 10-Q filed August 13, 1999, File No. 0-19239).

13.01 Portions of the Annual Report to Shareholders for the year ended December 31, 1999 which are specifically incorporated herein by reference.

21.01 Subsidiaries of the Company.

23.01 Consent of Ernst & Young LLP

27.00 Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LAWGIBB GROUP, INC.



March 29, 2000                         By:/s/ Bruce C. Coles
                                          -----------------------------------
                                          Bruce C. Coles
                                          Chairman of the Board of Directors,
                                          President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature             Title                                            Date
/s/Peter D. Brettell         Director                                     March 29, 2000
-----------------
Peter D. Brettell

/s/Bruce C. Coles            Chairman of the Board of Directors,          March 29, 2000
-----------------            President, and Chief Executive Officer
Bruce C. Coles

/s/Robert B. Fooshee         Executive Vice President, Chief Financial    March 29, 2000
-----------------            Officer, Treasurer, and Director
Robert B. Fooshee

/s/Walter T. Kiser           Director                                     March 29, 2000
-----------------
Walter T. Kiser

/s/ Zell Miller              Director                                     March 29, 2000
-----------------
Zell Miller

/s/Joe A. Mason              Director                                     March 29, 2000
-----------------
Joe A. Mason

/s/Thomas D. Moreland        Director                                     March 29, 2000
-----------------
Thomas D. Moreland

/s/ Steven Muller            Director                                     March 29, 2000
-----------------
Steven Muller

/s/Clay E. Sams              Director                                     March 29, 2000
-----------------
Clay E. Sams

/s/Kendall H. Sherrill       Corporate Controller                         March 29, 2000
-----------------
Kendall H. Sherrill

/s/James M. Williams, Jr.    Director                                     March 29, 2000
-----------------
James M. Williams, Jr.

/s/John Y. Williams          Director                                     March 29, 2000
-----------------
John Y. Williams

/s/Michael D. Williams       Director                                     March 29, 2000
-----------------
Michael D. Williams

/s/Virgil R. Williams        Director                                     March 29, 2000
-----------------
Virgil R. Williams

                                   APPENDIX 1

                                             LawGibb Group, Inc.
                                  Schedule II - Valuation and Qualifying Accounts
                               For the Years Ended December 31, 1999, 1998, and 1997
                                                  (in thousands)

                                                        Beginning               Additions                             Ending Balance
                      Description                        Balance                                       Deductions(2)
----------------------------------------------------- ------------- -------------------------------
                                                                         Expense        Other (1)
----------------------------------------------------- ------------- --------------- --------------- ---------------- ---------------
Year Ended December 31, 1999
     Allowance for Doubtful Accounts                        $4,223         $603           ($754)             ($47)          $4,025
     Valuation Allowance for Deferred Tax Assets             4,248          449              --            (2,848)           1,849
                                                      ============= =============== =============== ================ ===============
                                                            $8,471       $1,052           ($754)          ($2,895)          $5,874
                                                      ============= =============== =============== ================ ===============
Year Ended December 31, 1998
      Allowance for Doubtful Accounts                       $3,747       $  731          $  414            ($669)           $4,223
      Valuation Allowance for Deferred Tax Assets            4,396          ---             --             ( 148)            4,248
                                                      ============= =============== =============== ================ ===============
                                                            $8,143       $  731          $  414            ($817)           $8,471
                                                      ============= =============== =============== ================ ===============
Year Ended December 31, 1997
    Allowance for Doubtful Accounts                         $4,465       $  172          $  398          ($1,288)           $3,747
      Valuation Allowance for Deferred Tax Assets            3,007        1,389              --               --             4,396
                                                      ============= =============== =============== ================ ===============
                                                            $7,472       $1,561          $  398          ($1,288)           $8,143
                                                      ============= =============== =============== ================ ===============

  (1) Principally recoveries of previously written-off receivables and effects of foreign currency exchange adjustments. (2) For Allowance for Doubtful Accounts, deductions principally represent write-offs of receivables. For Deferred Tax Assets, deductions represent utilization of tax benefits related to foreign loss carry-forwards and write-offs of capital loss carryforwards related to a dissolved subsidiary.