Form 10-Q
period 2000-03-31
LAWGIBB GROUP INC
filed 2000-05-11
CIK 853323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at May 11, 2000 was 2,615,199.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
          as of March 31, 2000 and December 31, 1999...........................1

         Condensed Consolidated Statements of Income and Comprehensive Income
          for the Quarters Ended March 31, 2000 and 1999.......................2

         Condensed Consolidated Statements of Cash Flows
          for the Quarters Ended March 31, 2000 and 1999.......................3

         Notes to Condensed Consolidated
          Financial Statements.................................................4


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS AND FINANCIAL CONDITION.......6

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK...................................8


PART II.  OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K....................8

SIGNATURE......................................................................9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands, except per share data)

                                            March 31,           December 31,
                                               2000                  1999
                                        -----------------      -----------------
Assets
Current assets:
    Cash and cash equivalents             $    7,631            $      11,612
    Billed fees receivable,
      net of allowance                        59,767                   56,274
    Unbilled work in progress                 28,572                   26,853
    Other current assets                       7,727                    8,170
                                        -----------------      -----------------
Total current assets                         103,697                  102,909

Property and equipment, net                   15,677                   16,527
Equity investments                             1,959                    2,132
Goodwill, net                                 12,673                   12,270
Other assets, net                              5,158                    4,993
                                        -----------------      -----------------
Total assets                              $  139,164            $     138,831
                                        =================      =================


Liabilities and Shareholders' Equity

Current liabilities:
    Short-term borrowings                 $    1,330            $       1,213
    Accounts payable                          14,086                   13,870
    Billings in excess of costs and fees
      earned on contracts in progress         17,139                   16,537
    Current portion of long-term debt          4,442                    4,549
    Other accrued expenses                    12,947                   11,655
    Other current liabilities                 15,242                   14,883
                                        -----------------      -----------------
Total current liabilities                     65,186                   62,707

Long-term debt                                15,829                   16,995
Deferred income taxes                          2,959                    3,026
Minority interest in equity of subsidiaries      176                      176

Cumulative convertible redeemable preferred
  stock; 963,398 issued and outstanding        9,913                    9,907
Shareholders' equity:
    Common stock--$1 par value:
      authorized: 10,000,000 shares;
      issued and outstanding: 2,614,724
      shares in 2000 and 2,615,605 shares
      in 1999                                  2,615                    2,616
    Additional paid - in capital              28,944                   28,984
    Retained earnings                         23,588                   22,703
    Accumulated other comprehensive
      loss                                   (10,046)                  (8,283)
                                        -----------------      -----------------
                                              45,101                   46,020
                                        -----------------      -----------------
Total Liabilities and
  Shareholders' Equity                    $  139,164            $     138,831
                                        =================      =================

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME LAWGIBB GROUP, INC.
(unaudited - dollars in thousands, except per share data)

                                                For the Quarter
                                                 Ended March 31
                                  ----------------------------------------------
                                        2000                        1999
                                  ------------------         -------------------

Gross fees                          $      72,486              $      74,905
  Less: Cost of outside services            8,504                      8,277
                                  ------------------         -------------------
Net fees                                   63,982                     66,628

Direct costs and expenses:
    Payroll                                19,570                     20,275
    Job related expenses                    7,100                      7,039
                                  ------------------         -------------------
Gross profit                               37,312                     39,314

Indirect costs and expenses:
    Payroll                                15,842                     16,469
    Other expenses                         19,376                     18,772
                                  ------------------         -------------------
Operating income                            2,094                      4,073

Other:
    Interest expense                         (180)                    (1,002)
    Deferred financing costs                  (21)                       (23)
    Other income                              (39)                        27
                                  ------------------         -------------------
Income before income taxes
  and equity investments                    1,854                      3,075

Income tax provision                         (686)                    (1,292)
Equity investments                             41                         (1)
                                  ------------------         -------------------
Net income                                  1,209                      1,782

Less:  Preferred stock dividend
    and accretion                            (282)                      (282)
                                  ------------------         -------------------
Net income available to common
     shareholders                  $          927             $        1,500
                                  ==================         ===================

Earnings per common share
     - basic                       $          .35           $            .73
                                  ==================         ===================

Earnings per common share
     - diluted                     $          .27           $            .53
                                  ==================         ===================

Comprehensive Income

Net income                         $        1,209           $          1,782
Other comprehensive income:
   Foreign currency
   translation adjustment                  (1,763)                      (792)
                                  ------------------         -------------------
Comprehensive income (loss)        $         (554)            $          990
                                  ==================         ===================


See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands)
                                                         For the Quarter
                                                          Ended March 31
                                                   -----------------------------
                                                        2000            1999
                                                   -------------    ------------
Operating activities
Net income                                         $     1,209      $    1,782
Adjustments to reconcile net income
  to net cash used in operating
  activities:
         Depreciation and amortization                   1,586           1,683
         Provision for losses on receivables               123             119
         Deferred income taxes                            (380)            (34)
         Undistributed losses from equity investments       41               1
         Loss on disposal of property and equipment         45               5

Changes in operating assets and liabilities excluding
   effect of acquired business:
         Billed fees receivable                         (4,398)         (1,435)
         Unbilled work in progress                      (1,984)           (735)
         Other current assets                              678             966
         Accounts payable and accrued expenses             (39)         (2,507)
         Billings in excess of costs and fees earned
           on contracts in progress                      1,314            (616)
                                                   -------------    ------------
Net cash used in operating activities                   (1,805)           (771)

Investing activities
Business acquisition, net of cash acquired                 (82)              -
Purchases of property and equipment                       (626)           (731)
Proceeds from disposal of property and equipment            42              29
Other, net                                                (340)            524
                                                   -------------    ------------
Net cash used by investing activities                   (1,006)           (178)

Financing activities
Net proceeds on short-term borrowings                      206             498
Net payments on revolving line of
  credit and long-term borrowings                       (1,010)         (2,395)
Proceeds from exercise of stock options                      1              13
Repurchase and retirement of shares                        (84)            (82)
Preferred dividends paid                                  (200)           (200)
                                                   -------------    ------------
Net cash used in financing activities                   (1,087)         (2,166)

Effect of exchange rate changes on cash                    (83)            (86)
                                                   -------------    ------------
Decrease in cash and cash equivalents                   (3,981)         (3,201)
Cash and cash equivalents at beginning of period        11,612          11,022
                                                   -------------    ------------
Cash and cash equivalents at end of period         $     7,631     $     7,821
                                                   =============    ============

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LAWGIBB GROUP, INC.
(unaudited  - dollars in thousands, except per share data)

NOTE 1 - There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1999 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K").

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles required for complete financial statements. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1999 included in the Form 10-K. The accompanying condensed consolidated financial statements at and for the first quarter ended March 31, 2000 and 1999 have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the first quarter ended March 31, 2000 may not be indicative of the results that may occur during the year ending December 31, 2000.

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


                BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

                                                  For the Quarter Ended March 31
                                                         2000           1999
                                                     -----------    ------------
Net Fees
   United States Operations                        $     41,128    $     44,826
   International Operations      United Kingdom          11,883           7,656
                                 Europe                   5,711           4,371
                                 Africa                   4,145           5,985
                                 Other                    1,115           3,790
                                                     -----------     -----------
                                                   $     63,982    $     66,628
   Total                                             ===========     ===========
Operating Income
   United States Operations                        $      1,351    $      3,579
   International Operations      United Kingdom             375             151
                                 Europe                     307             262
                                 Africa                     (3)              26
                                 Other                       64              55
                                                      -----------    -----------
   Total                                           $      2,094    $      4,073
                                                      ===========    ===========

NOTE 4 - Computation of Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:


                                                   For the Quarter Ended
                                                          March 31
                                           -------------------------------------
                                                   2000            1999
                                           -------------------------------------
Numerator:
  Net income                                  $   1,209        $    1,782
  Preferred stock dividends and accretion          (282)             (282)
                                           -------------------------------------
Numerator for basic earnings per common share -
  Income available to common shareholders           927             1,500


Effect of dilutive securities:
  Preferred stock dividends and accretion             -                 -
                                           -------------------------------------
Numerator for diluted earnings per common share-
  Income available to common shareholders     $     927         $   1,500


Denominator:
  Denominator for basic earnings per common
    share - Weighted-average shares               2,616             2,044

  Effect of dilutive securities:
    Employee Stock Options                          169               157
    Other Stock Options                              73               106
    Cumulative Convertible Redeemable
      Preferred Stock and associated
      Common Stock Warrants                         583               548
                                           -------------------------------------

  Dilutive potential common shares                  825               811
                                           -------------------------------------

  Denominator for diluted earnings per
    common share - Adjusted weighted-
    average shares                                3,441             2,855
                                           =====================================

Basic earnings per common share               $     .35         $     .73
                                           =====================================

Diluted earnings per common share             $     .27         $     .53
                                           =====================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three months indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of income and (ii) the percentage increase or decrease in each of such items in the 2000 period from the comparable period in the prior year. The Company measures its operating performance on the basis of net fees since a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. The following table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

                                                                 Qtr to Qtr
                                                                   Dollar
                                       Quarters Ended             Increase
                                          March 31               (Decrease)
                                 -------------------------    -----------------
                                     2000          1999        2000 vs. 1999
                                 -----------   -----------    -----------------

       Net fees                     100.0%        100.0%            (4.0%)

       Gross profit                  58.3%         59.0%            (5.1%)

       Indirect costs and
         expenses                    55.1%         52.9%              0%

       Operating income               3.3%          6.1%           (48.6%)

       Net income                     1.9%          2.7%           (32.2%)

RESULTS OF OPERATIONS

The International operations' operating income has increased 50.4% from $0.5 million in the first quarter of 1999 to $0.7 million in the first quarter of 2000. Net fees from International operations have increased 4.8% from $21.8 million in the first quarter of 1999 to $22.9 million in the first quarter of 2000 and the gross profit margin for the International operations has increased to 48.7% in the first three months of 2000 from 48.4% for the same period in 1999. These improvements are due to the improved performance in European markets, concentrated regionalization efforts which placed LawGibb's locations closer to clients, and the start-up of projects that were delayed at the end of 1999.

The United States operations produced net fees of $41.1 million in the quarter ended March 31, 2000. This represented a decrease of $3.7 million (8.3%) from the first quarter of 1999. The gross profit margin for the United States operations decreased slightly to 63.7% in the first quarter of 2000 from 64.2% in the first quarter of 1999. This lower level of net fees produced operating income for the United States operations of $1.4 million in the first three months of 2000 versus $3.6 million in the same period in 1999. The net fees decrease is primarily attributable to the decision in 1999 to exit certain markets.

Consolidated net fees of $64.0 million for the first quarter of 2000 represented a 4.0% decrease from net fees of $66.6 million for the same period in 1999. This decrease is the result of decisions made in 1999 to exit certain markets, changes made to strengthen the Company's contract terms in order to reduce risk and avoid the heavy costs associated with high-risk contractual conditions, and marketing efforts focused on larger and longer term projects. The Company believes its' successful sales efforts in the first quarter of 2000 should positively impact net fees in future periods.

The Company's gross profit margin approximated 58.3% for the first three months of 2000 compared to 59.0% for the same period in 1999. Indirect costs and expenses, which include expenses related to both operations support as well as administrative support functions, were $35.2 million for the first quarter of 2000 as well as the first quarter of 1999. The Company continues to pursue cost containment initiatives throughout the organization.

Interest expense decreased 82.0% from $1.0 million in the first three months of 1999 to $0.2 million in the first three months of 2000. The reason for this decrease is due primarily to a reduction in Company debt. Debt has been significantly reduced by $24.6 million from $46.2 million in the first quarter of 1999 to $21.6 million in the first quarter of 2000.

The effective income tax rate was 37.0% for the first quarter of 2000, compared to 42.0% for the first quarter of 1999. This difference is primarily due to losses recognized in 1999 for which no tax benefit was recorded.

For the first quarter of 2000, the Company recorded net income of $1.2 million ($.35 per common share - basic and $.27 per common share - diluted) which is a decrease from $1.8 million in 1999 ($.73 per common share - basic and $.53 per common share - diluted).

FINANCIAL CONDITION

Cash used in operations over the first quarter of 2000 of $1.8 million increased from cash used in operations of $0.8 million during the first quarter of 1999. This increase was primarily due to increased working capital requirements for billed fees receivable as well as unbilled work in progress.

Capital expenditures during the first quarter of 2000 and the first quarter of 1999 were $0.6 million and $0.7 million, respectively. In order to continue to enhance productivity the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company believes that the capital spending amount allowed by its credit facility ($7.0 million per year) is sufficient to meet foreseeable requirements.

The Company reported debt and short-term borrowings of $21.6 million at March 31, 2000, compared to $22.8 million at December 31, 1999. Debt and short-term borrowings as a percentage of total capitalization amounted to 28.2% at March 31, 2000, compared to 28.9% at December 31, 1999.

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash provided by operations and borrowings available under its credit facility will be sufficient to meet its requirements for the foreseeable future.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the use of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Over the first three months of 2000, 3,497 shares were traded out of the Plan totaling $84,000.

Cash dividends on Common Stock have been and continue to be prohibited under the current and previous bank credit facilities. As required by the terms of the Company's outstanding Cumulative Convertible Redeemable Preferred Stock and permitted by the credit facility, the Company paid dividends to the holders of the Preferred Stock. These dividends totaled $0.2 million, or $0.21 per preferred share for the three months ended March 31, 2000.

General economic inflation had the effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.

The impact of foreign currency translation was significant during the first quarter of 2000. The translation of the Company's foreign subsidiaries for the first three months of 2000 resulted in a change of $1.8 million in the foreign currency translation adjustment component of shareholders' equity. This component is reported on the Company's condensed consolidated balance sheet in the line item entitled Accumulated Other Comprehensive Loss. This fluctuation was caused primarily by increased strength of the U.S. dollar relative to the pound sterling and the South African rand from December 31, 1999 to March 31, 2000.

Forward Looking Statements - This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which represent the Company's expectations or beliefs. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including, but not limited to, the factors described in the Company's filings with the Securities and Exchange Commission, the uncertain timing of awards and contracts, increasing competition by foreign and domestic competitors, general economic and regulatory conditions in each of the geographic regions served by the Company, industry trends, and other risks could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements.




ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various types of market risks in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. On January 31, 2000, the Company received approximately $0.5 million for the early termination of its interest rate swap agreement. Except for the effect of foreign currency translation discussed previously, there have been no other material changes in these exposures during the periods presented. For a description of these market risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K .

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


LAWGIBB GROUP, INC.




/s/ Robert B. Fooshee
------------------------------------------------------------
Robert B. Fooshee
Executive Vice President, Chief Financial Officer and
Treasurer


Dated:    May 11, 2000







9