Form 10-Q
period 2000-06-30
LAWGIBB GROUP INC
filed 2000-08-11
CIK 853323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at August 11, 2000 was 2,612,061.

                             TABLE OF CONTENTS
                                                                           PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
          as of June 30, 2000 and December 31, 1999............................1

         Condensed Consolidated Statements of Income and Comprehensive
          Income for the Quarters and Six-Month Periods Ended
          June 30, 2000 and 1999...............................................2

         Condensed Consolidated Statements of Cash Flows
          for the Six-Month Periods Ended June 30, 2000 and 1999...............3
 .
         Notes to Condensed Consolidated
          Financial Statements.................................................4


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS AND FINANCIAL
                           CONDITION ..........................................6

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK...................................8


PART II.  OTHER INFORMATION


         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS.............................................8

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K....................8

SIGNATURE......................................................................9

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands, except per share data)

                                             June 30,            December 31,
                                               2000                  1999
                                        -----------------      -----------------
Assets
Current assets:
    Cash and cash equivalents             $    6,076            $      11,612
    Billed fees receivable,
      net of allowance                        62,920                   56,274
    Unbilled work in progress                 31,212                   26,853
    Other current assets                       7,539                    8,170
                                        -----------------      -----------------
Total current assets                         107,747                  102,909

Property and equipment, net                   16,119                   16,527
Equity investments                             2,003                    2,132
Goodwill, net                                 12,108                   12,270
Other assets, net                              4,746                    4,993
                                        -----------------      -----------------
Total Assets                              $  142,723            $     138,831
                                        =================      =================

Liabilities and Shareholders' Equity

Current liabilities:
    Short-term borrowings                 $    1,274            $       1,213
    Accounts payable                          14,130                   13,870
    Billings in excess of costs and fees
      earned on contracts in progress         15,157                   16,537
    Current portion of long-term debt          4,463                    4,549
    Other accrued expenses                    10,628                   11,655
    Other current liabilities                 16,923                   14,883
                                        -----------------      -----------------
Total current liabilities                     62,575                   62,707

Long-term debt                                20,120                   16,995
Deferred income taxes                          2,003                    3,026
Minority interest in equity of subsidiaries      148                      176

Cumulative convertible redeemable preferred
  stock; 963,398 issued and outstanding        9,918                    9,907
Shareholders' equity:
    Common stock--$1 par value;
      authorized: 10,000,000 shares;
      issued and outstanding: 2,612,061
      shares in 2000 and 2,615,605 shares
      in 1999                                  2,612                    2,616
    Additional paid-in capital                28,917                   28,984
    Retained earnings                         26,638                   22,703
    Accumulated other comprehensive
      loss                                   (10,208)                  (8,283)
                                        -----------------      -----------------
                                              47,959                   46,020
                                        -----------------      -----------------
Total Liabilities and
  Shareholders' Equity                    $  142,723            $     138,831
                                        =================      =================

See accompanying notes.
1

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
LAWGIBB GROUP, INC.
(unaudited - in thousands, except per share data)

                                                  For the Quarters                       For the Six Months
                                                    Ended June 30                           Ended June 30
                                         ----------------------------------      -----------------------------------
                                              2000               1999                 2000                1999
                                         ---------------    ---------------      ---------------     ---------------
Gross fees                                    $75,844            $77,090             $148,330            $151,995
     Less:  Cost of outside services            9,221              9,772               17,725              18,049
                                         ---------------    ---------------      ---------------     ---------------

Net fees                                       66,623             67,318              130,605             133,946

Direct costs and expenses:
    Payroll                                    20,016             20,256               39,586              40,531
    Job related expenses                        8,325              7,409               15,425              14,448
                                         ---------------    ---------------      ---------------     ---------------
Gross profit                                   38,282             39,653               75,594              78,967

Indirect costs and expenses:
    Payroll                                    15,011             15,513               30,853              31,982
    Other expenses                             18,003             17,982               37,379              36,754
                                         ---------------    ---------------      ---------------     ---------------

Operating income                                5,268              6,158                7,362              10,231

Other:
    Interest expense                             (445)              (971)                (625)             (1,973)
    Deferred financing costs                       (7)               (23)                 (28)                (46)
    Other income (expense)                         14                 23                  (25)                 50
                                          ---------------    ---------------      ---------------     ---------------
    Income before income taxes and
      equity investments                        4,830              5,187                6,684               8,262

Income tax provision                           (1,453)            (2,178)              (2,139)             (3,470)
Equity investments                                 (1)               (17)                  40                 (18)
                                          ---------------    ---------------      ---------------     ---------------
Net income                                      3,376              2,992                4,585               4,774

Less:  Preferred stock dividend and
      accretion                                  (282)              (282)                (564)               (564)
                                          ---------------    ---------------      ---------------     ---------------

Net income available to common
shareholders                                $   3,094          $   2,710            $   4,021           $   4,210
                                          ===============    ===============      ===============     ===============

Earnings per common share - basic           $    1.18          $    1.33            $    1.54           $    2.06
                                          ===============    ===============      ===============     ===============

Earnings per common share - diluted         $     .89          $     .89             $   1.18           $    1.44
                                          ===============    ===============      ===============     ===============

Comprehensive Income
Net income                                  $   3,376          $   2,992            $   4,585           $   4,774
Other comprehensive income:
   Foreign currency translation
     adjustment                                  (162)              (867)              (1,925)             (1,658)
                                          ---------------    ---------------      ---------------     ---------------
Comprehensive income                        $   3,214          $   2,125            $   2,660           $   3,116
                                          ===============    ===============      ===============     ===============

See accompanying notes.
2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands)
                                                       For the Six Months
                                                          Ended June 30
                                                   -----------------------------
                                                        2000            1999
                                                   -------------    ------------
Operating activities
Net income                                         $     4,585      $    4,774
Adjustments to reconcile net income
  to net cash provided by (used in) operating
  activities:
         Depreciation and amortization                   3,176           3,397
         Provision for losses on receivables               208             333
         Deferred income taxes                          (1,835)              3
         Undistributed losses from equity investments       40              18
         Loss on disposal of property and equipment         57              34

Changes in operating assets and liabilities:
         Billed fees receivable                         (8,470)         (2,462)
         Unbilled work in progress                      (5,120)         (1,337)
         Other current assets                              957           1,151
         Accounts payable and accrued expenses             894          (3,218)
         Billings in excess of costs and fees earned
           on contracts in progress                        (81)         (1,398)
                                                   -------------    ------------
Net cash (used in) provided by operating activities     (5,589)          1,295

Investing activities
Business acquisitions, net of cash acquired               (423)              -
Purchases of property and equipment                     (2,467)         (1,812)
Proceeds from disposal of property and equipment            70              71
Other, net                                                (115)          1,172
                                                   -------------    ------------
Net cash used in investing activities                   (2,935)           (569)

Financing activities
Net proceeds on short-term borrowings                      189             431
Net proceeds (payments) on revolving line of
  credit and long-term borrowings                        3,632          (4,160)
Proceeds from exercise of stock options                     23          11,700
Repurchase and retirement of shares                       (139)           (184)
Preferred dividends paid                                  (400)           (400)
                                                   -------------    ------------
Net cash provided by financing activities                3,305           7,387

Effect of exchange rate changes on cash                   (317)            (89)
                                                   -------------    ------------
(Decrease) increase in cash and cash equivalents        (5,536)          8,024
Cash and cash equivalents at beginning of period        11,612          11,022
                                                   -------------    ------------
Cash and cash equivalents at end of period         $     6,076     $    19,046
                                                   =============    ============

See accompanying notes.
3

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

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles required for complete financial statements. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1999 included in the Form 10-K. The accompanying condensed consolidated financial statements for the quarter and six months ended June 30, 2000 and 1999 have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the six months ended June 30, 2000 may not be indicative of the results that may occur during the year ending December 31, 2000.

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

                           For the Quarters Ended    For the Six Months Ended
                                  June 30                   June 30
                          -----------------------   -------------------------
                              2000       1999           2000         1999
                          ----------- -----------   ------------  -----------
Net Fees
United States Operations  $  43,928   $  45,226     $   85,056    $   90,052
International Operations
        United Kingdom       11,273       7,372         23,156        15,028
        Europe                5,488       4,460         11,199         8,831
        Africa                4,856       6,490          9,001        12,475
        Other                 1,078       3,770          2,193         7,560
                          ----------- -----------   ------------  -----------
Total                     $  66,623   $  67,318     $  130,605    $  133,946
                          =========== ===========   ============  ===========
Operating Income
United States Operations  $   4,085   $   5,070     $    5,436    $    8,649
International Operations
        United Kingdom          430         122            815           273
        Europe                  229         345            552           607
        Africa                  500         483            466           509
        Other                    24         138             93           193
                          ----------- -----------   ------------  -----------
Total                     $   5,268   $   6,158     $    7,362    $   10,231
                          =========== ===========   ============  ===========

NOTE 4 - Computation of Earnings Per Common Share


The following table sets forth the computation of basic and diluted earnings per common share:


                                                        For the Quarters Ended              For the Six Months Ended
                                                                June 30                              June 30
                                                   -------------------------------------------------------------------------
                                                        2000             1999                2000              1999
                                                   -------------------------------------------------------------------------
Numerator:
   Net income                                       $    3,376       $    2,992        $    4,585       $     4,774
   Preferred stock dividends and accretion                (282)            (282)             (564)             (564)
                                                   ----------------------------------- -------------------------------------
   Numerator for basic earnings per common
         share -  Income available to common
         shareholders                                    3,094            2,710             4,021             4,210

   Effect of dilutive securities:
      Preferred stock dividends and accretion              282              282                --               564
                                                   ----------------------------------- -------------------------------------
   Numerator for diluted earnings per common
          share -   Income available to common
          shareholders                             $     3,376      $     2,992       $     4,021       $     4,774
                                                   =================================== =====================================


Denominator:
   Denominator for basic earnings per common
           share - Weighted-average shares               2,614            2,042             2,615             2,044

   Effect of dilutive securities:
       Employee Stock Options                              147              178               158               167
       Other Stock Options                                  65              165                69               136
       Cumulative Convertible Redeemable
            Preferred Stock and associated Common
            Stock Warrants                                 963              963               563               963
                                                   ----------------------------------- -------------------------------------

   Dilutive potential common shares                      1,175            1,306               790             1,266
                                                   ----------------------------------- -------------------------------------

    Denominator for diluted earnings per common
      share - Adjusted weighted-average shares           3,789            3,348             3,405             3,310
                                                   =================================== =====================================

Basic earnings per common share                    $      1.18      $      1.33       $      1.54        $     2.06
                                                   =================================== =====================================

Diluted earnings per common share                  $       .89      $       .89       $      1.18        $     1.44
                                                   =================================== =====================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

The following table sets forth, for the quarters and six months indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of income and (ii) the percentage increase or decrease in each of these items in the 2000 periods from the comparable periods in the prior year. The Company measures its operating performance on the basis of net fees since a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. The following table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

                                                   Qtr to Qtr                                        YTD
                                                     Dollar                                         Dollar
                          Quarters Ended            Increase       Six Month Periods Ended         Increase
                              June 30              (Decrease)              June 30                (Decrease)
                    --------------------------  ---------------- ---------------------------  -----------------
                         2000          1999       2000 vs. 1999        2000          1999        2000 vs. 1999
                    -----------   ------------  ---------------- -------------  ------------  -----------------
Net fees                 100.0%        100.0%          (1.0%)          100.0%         100.0%          (2.5%)

Gross profit              57.5%         58.9%          (3.5%)           57.9%          59.0%          (4.3%)

Indirect costs and
  Expenses                49.6%         49.8%          (1.4%)           52.2%          51.3%          (0.7%)

Operating income           7.9%          9.1%         (14.5%)            5.6%           7.6%         (28.0%)

Net income                 5.1%          4.4%          12.8%             3.5%           3.6%          (4.0%)

RESULTS OF OPERATIONS

The International operations' operating income has increased 21.8% from $1.6 million in the first six months of 1999 to $1.9 million in the first six months of 2000. Operating income from International operations for the second quarter of 2000 increased 8.7% to $1.2 million in the second quarter of 2000 from $1.1 million in the second quarter of 1999. Net fees from International operations have increased 2.7% to $22.7 million for the second quarter of 2000 from $22.1 million for the second quarter of 1999 and increased 3.8% to $45.5 million for the six months ended June 30, 2000 compared to $43.9 million for the first six months of 1999. These improvements are due to the improved performance in European markets, concentrated regionalization efforts which placed LawGibb's locations closer to clients, the start-up of projects that were delayed at the end of 1999, and improved performance in South Africa as a result of cost reductions implemented in the latter half of 1999.

The United States operations produced net fees of $43.9 million in the quarter ended June 30, 2000. This represented a decrease of $1.3 million (2.9%) from the second quarter of 1999. Net fees for the United States operations for the six months ended June 30, 2000 were $85.1 million compared to $90.1 million for the first six months of 1999. The gross profit margin for the United States operations decreased slightly to 63.4% for the first six months of 2000 from 64.1% in the first six months of 1999. The United States operations gross profit margin for the second quarter of 2000 and 1999 were 63.1% and 64.0%, respectively. Operating income for the United States operations was $4.1 million in the second quarter of 2000 versus $5.1 million in the same period in 1999. For the six months ended June 30, 2000 and 1999, operating income was $5.4 million and $8.6 million, respectively. The United States operations continue to concentrate on growing net fees which have been affected by the decision in 1999 to exit certain markets. Since January 2000 net fees per workday in the United States operations have shown a consecutive improvement on a month to month basis.

Consolidated net fees of $130.6 million for the first six months of 2000 represented a 2.5% decrease from net fees of $133.9 million for the same period in 1999. Consolidated net fees for the second quarter of 2000 and 1999 were $66.6 million and $67.3 million, respectively, which represent a 1.0% decrease. The Company believes its successful sales efforts in the first six months of 2000 should positively impact net fees in future periods.

The Company's gross profit margin was 57.9% for the first six months of 2000 compared to 59.0% for the same period in 1999. The Company's gross profit margin was 57.5% for the second quarter of 2000 compared to 58.9% for the same period in 1999. The Company experienced increased project related costs during these periods, which negatively impacted its gross profit margin. Indirect costs and expenses, which include expenses related to both operations support as well as administrative support functions, were $68.2 million for the first six months of 2000 compared to $68.7 in the first six months of 1999. The Company continues to maintain effective control of indirect expenses.

Interest expense was $0.4 million and $0.6 million for the second quarter and first six months of 2000, respectively. This compares to interest expense of $1.0 million and $2.0 million for the second quarter and first six months of 1999, respectively. These decreases were primarily the result of the reduction of the Company's outstanding debt. Debt has been significantly reduced by $18.5 million from $44.4 million in the second quarter of 1999 to $25.9 million in the second quarter of 2000.

The effective income tax rate was 32.0% for the first six months of 2000, compared to 42.0% for the first six months of 1999. The decrease in the effective tax rate results from adjustments for balance sheet tax accruals that were deemed to be no longer necessary.

For the second quarter of 2000, the Company recorded net income of $3.4 million ($1.18 per common share - basic and $.89 per common share - diluted) which is an increase from $3.0 million in 1999 ($1.33 per common share basic and $.89 per common share - diluted). For the first six months of 2000, the Company recorded net income of $4.6 million ($1.54 per common share - basic and $1.18 per common share - diluted) which is a decrease from $4.8 million in 1999 ($2.06 per common share - basic and $1.44 per common share - diluted).

FINANCIAL CONDITION

Cash used in operations over the first six months of 2000 was $5.6 million as compared to cash provided by operations of $1.3 million during the first six months of 1999. This increased need for cash was primarily due to increased working capital requirements for billed fees receivable as well as unbilled work in progress.

Capital expenditures during the first six months of 2000 and the first six months of 1999 were $2.5 million and $1.8 million, respectively. In order to continue to enhance productivity the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company believes that the capital spending amount allowed by its credit facility ($7.0 million per year) is sufficient to meet foreseeable requirements.

The Company reported debt and short-term borrowings of $25.9 million at June 30, 2000, compared to $22.8 million at December 31, 1999. This increase reflects increased working capital and capital expenditure needs, offset by effective utilization of existing cash balances. Debt and short-term borrowings as a percentage of total capitalization amounted to 30.9% at June 30, 2000, compared to 28.9% at December 31, 1999.

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash provided by operations and borrowings available under its credit facility will be sufficient to meet its requirements for the foreseeable future.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the use of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Over the first six months of 2000, 5,934 shares were traded out of the Plan totaling $139,000.

Cash dividends on Common Stock have been and continue to be prohibited under the current and previous bank credit facilities. As required by the terms of the Company's outstanding Cumulative Convertible Redeemable Preferred Stock and permitted by the credit facility, the Company paid dividends to the holders of the Preferred Stock. For the second quarter, dividends totaled $0.2 million, or $0.21 per preferred share. For the six months ended June 30, 2000, dividends totaled $0.4 million, or $0.42 per preferred share.

General economic inflation had the effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.

The foreign currency translation of the Company's foreign subsidiaries for the first six months of 2000 resulted in a change of $1.9 million in the foreign currency translation adjustment component of shareholders' equity. This component is reported on the Company's condensed consolidated balance sheet in the line item entitled Accumulated Other Comprehensive Loss. This fluctuation was caused primarily by increased strength of the U.S. dollar relative to the pound sterling and the South African rand from December 31, 1999 to June 30, 2000.

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


PART II.  OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held May 8, 2000 in Alpharetta, Georgia for the purpose of considering and voting on a proposal (the" Proposal") to elect seven (7) directors to serve on the Board of Directors of the Company until the 2001 Annual Meeting and until their successors are duly elected and qualified.

The votes for the Proposal are detailed below:

Directors                      For                  Withheld
------------------------  -----------              -----------
Bruce C. Coles              1,693,266                  106,993
Peter D. Brettell           1,757,244                   43,015
Robert B. Fooshee           1,668,498                  131,762
Walter T. Kiser             1,766,202                   34,057
Steven Muller               1,771,089                   29,170
Clay E. Sams                1,766,143                   34,116
John Y. Williams            1,773,414                   26,846


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                           27.1 Financial Data Schedule for the six months ended
                                June 30, 2000.

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


Dated:    August 11, 2000
9