Form 10-Q
period 2000-09-30
LAWGIBB GROUP INC
filed 2000-11-13
CIK 853323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at November 13, 2000 was 2,609,954.

                             TABLE OF CONTENTS
                                                                           PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
          as of September 30, 2000 and December 31, 1999.......................1

         Condensed Consolidated Statements of Income and Comprehensive
          Income for the Quarters and Nine-Month Periods Ended
          September 30, 2000 and 1999..........................................2

         Condensed Consolidated Statements of Cash Flows
          for the Nine-Month Periods Ended September 30, 2000 and 1999.........3
 .
         Notes to Condensed Consolidated
          Financial Statements.................................................4


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


PART II.  OTHER INFORMATION


         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K....................8

SIGNATURE......................................................................9

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands, except per share data)

                                           September 30,          December 31,
                                               2000                  1999
                                        -----------------      -----------------
Assets
Current assets:
    Cash and cash equivalents             $    6,542            $      11,612
    Billed fees receivable,
      net of allowance                        63,249                   56,274
    Unbilled work in progress                 32,064                   26,853
    Other current assets                       8,553                    8,170
                                        -----------------      -----------------
Total current assets                         110,408                  102,909

Property and equipment, net                   15,697                   16,527
Equity investments                             1,251                    2,132
Goodwill, net                                 11,869                   12,270
Other assets, net                              4,480                    4,993
                                        -----------------      -----------------
Total Assets                              $  143,705            $     138,831
                                        =================      =================

Liabilities and Shareholders' Equity

Current liabilities:
    Short-term borrowings                 $    1,234            $       1,213
    Accounts payable                          15,072                   13,870
    Billings in excess of costs and fees
      earned on contracts in progress         16,622                   16,537
    Current portion of long-term debt          4,498                    4,549
    Other accrued expenses                    13,177                   11,655
    Other current liabilities                 15,111                   14,883
                                        -----------------      -----------------
Total current liabilities                     65,714                   62,707

Long-term debt                                17,817                   16,995
Deferred income taxes                          1,683                    3,026
Minority interest in equity of subsidiaries      148                      176

Cumulative convertible redeemable preferred
  stock; 963,398 issued and outstanding        9,923                    9,907
Shareholders' equity:
    Common stock--$1 par value;
      authorized: 10,000,000 shares;
      issued and outstanding: 2,609,954
      shares in 2000 and 2,615,605 shares
      in 1999                                  2,610                    2,616
    Additional paid-in capital                28,894                   28,984
    Retained earnings                         29,449                   22,703
    Accumulated other comprehensive
      loss                                   (12,533)                  (8,283)
                                        -----------------      -----------------
                                              48,420                   46,020
                                        -----------------      -----------------
Total Liabilities and
  Shareholders' Equity                    $  143,705            $     138,831
                                        =================      =================

See accompanying notes.
1

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
LAWGIBB GROUP, INC.
(unaudited - in thousands, except per share data)

                                                  For the Quarters                       For the Nine Months
                                                 Ended September 30                       Ended September 30
                                         ----------------------------------      -----------------------------------
                                              2000               1999                 2000                1999
                                         ---------------    ---------------      ---------------     ---------------
Gross fees                                    $79,029            $76,243             $227,359            $228,237
     Less:  Cost of outside services           12,748             12,346               30,473              30,394
                                         ---------------    ---------------      ---------------     ---------------

Net fees                                       66,281             63,897              196,886             197,843

Direct costs and expenses:
    Payroll                                    20,364             19,306               59,950              59,837
    Job related expenses                        7,559              7,655               22,984              22,103
                                         ---------------    ---------------      ---------------     ---------------
Gross profit                                   38,358             36,936              113,952             115,903

Indirect costs and expenses:
    Payroll                                    15,236             15,106               46,089              47,088
    Other expenses                             18,125             18,329               55,504              55,083
                                         ---------------    ---------------      ---------------     ---------------

Operating income                                4,997              3,501               12,359              13,732

Other:
    Interest expense                             (482)              (648)              (1,107)             (2,621)
    Deferred financing costs                      (14)               (17)                 (42)                (63)
    Other income (expense)                         19               (143)                  (6)                (93)
                                          ---------------    ---------------      ---------------     ---------------
    Income before income taxes and
      equity investments                        4,520              2,693               11,204              10,955

Income tax provision                           (1,446)            (1,131)              (3,585)             (4,601)
Equity investments                                 45                 20                   85                   2
                                          ---------------    ---------------      ---------------     ---------------
Net income                                      3,119              1,582                7,704               6,356

Less:  Preferred stock dividend and
      accretion                                  (282)              (282)                (846)               (846)
                                          ---------------    ---------------      ---------------     ---------------

Net income available to common
shareholders                                $   2,837          $   1,300            $   6,858           $   5,510
                                          ===============    ===============      ===============     ===============

Earnings per common share - basic           $    1.09          $    0.50            $    2.62           $    2.46
                                          ===============    ===============      ===============     ===============

Earnings per common share - diluted         $    0.82          $    0.38             $   2.03           $    1.77
                                          ===============    ===============      ===============     ===============

Comprehensive Income
Net income                                  $   3,119          $   1,582            $   7,704           $   6,356
Other comprehensive income:
   Foreign currency translation
     adjustment                                (2,325)               936               (4,250)               (723)
                                          ---------------    ---------------      ---------------     ---------------
Comprehensive income                        $     794          $   2,518            $   3,454           $   5,633
                                          ===============    ===============      ===============     ===============

See accompanying notes.
2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands)
                                                       For the Nine Months
                                                        Ended September 30
                                                   -----------------------------
                                                        2000            1999
                                                   -------------    ------------
Operating activities
Net income                                         $     7,704      $    6,356
Adjustments to reconcile net income
  to net cash provided by (used in) operating
  activities:
         Depreciation and amortization                   4,782           5,097
         Provision for losses on receivables               345             475
         Deferred income taxes                          (2,322)              1
         Undistributed losses from equity investments       85               2
         Loss on disposal of property and equipment         81             100

Changes in operating assets and liabilities:
         Billed fees receivable                        (10,019)         (6,628)
         Unbilled work in progress                      (6,391)          1,084
         Other current assets                              118           1,754
         Accounts payable and accrued expenses           2,511          (3,162)
         Billings in excess of costs and fees earned
           on contracts in progress                      1,773             448
                                                   -------------    ------------
Net cash (used in) provided by operating activities     (1,333)          5,527

Investing activities
Business acquisitions, net of cash acquired               (433)              -
Purchases of property and equipment                     (3,723)         (2,461)
Proceeds from disposal of property and equipment           113           3,815
Other, net                                                (174)           (124)
                                                   -------------    ------------
Net cash (used in) provided by investing activities     (4,217)          1,230

Financing activities
Net proceeds on short-term borrowings                      223             127
Net proceeds (payments) on revolving line of
  credit and long-term borrowings                        1,563         (18,393)
Proceeds from exercise of stock options                     23          11,727
Repurchase and retirement of shares                       (191)           (420)
Preferred dividends paid                                  (600)           (600)
                                                   -------------    ------------
Net cash provided by (used in)financing activities       1,018          (7,559)

Effect of exchange rate changes on cash                   (538)           (228)
                                                   -------------    ------------
Decrease in cash and cash equivalents                   (5,070)         (1,030)
Cash and cash equivalents at beginning of period        11,612          11,022
                                                   -------------    ------------
Cash and cash equivalents at end of period         $     6,542     $     9,992
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

NOTE 2 - The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles required for complete financial statements. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 1999 included in the Form 10-K. The accompanying condensed consolidated financial statements for the quarter and nine months ended September 30, 2000 and 1999 have not been audited by independent auditors in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the nine months ended September 30, 2000 may not be indicative of the results that may occur during the year ending December 31, 2000.

NOTE 3 - The Company's operations are conducted principally in the United States, Europe, and Africa. Accordingly, the Company considers its operating segments to be defined as United States Operations and International Operations. For financial reporting purposes, International Operations results are presented separately for operations in the United Kingdom, Europe, Africa, and other countries. The net fees for each segment as described in the table below correspond directly to the net revenues attributable to the geographic areas that are represented by these segments. Inter-segment revenues related to these geographic areas were not material. The table that follows represents combined disclosure for both business segment and geographic area information. Certain prior period amounts have been reclassified to be consistent with the September 30, 2000 and December 31, 1999 presentation.

                           For the Quarters Ended    For the Nine Months Ended
                                September 30                September 30
                          -----------------------   -------------------------
                              2000       1999           2000         1999
                          ----------- -----------   ------------  -----------
Net Fees
United States Operations  $  44,510   $  42,456     $  129,566    $  132,508
International Operations
        United Kingdom       10,915       9,811         34,069        29,897
        Europe                5,157       5,813         16,356        17,712
        Africa                4,670       4,591         13,671        13,988
        Other                 1,029       1,226          3,224         3,738
                          ----------- -----------   ------------  -----------
Total                     $  66,281   $  63,897     $  196,886    $  197,843
                          =========== ===========   ============  ===========
Operating Income
United States Operations  $   4,924   $   4,100     $   10,360    $   12,749
International Operations
        United Kingdom         (200)       (301)           615           551
        Europe                    5        (186)           557           272
        Africa                  292        (204)           758           (17)
        Other                   (24)         92             69           177
                          ----------- -----------   ------------  -----------
Total                     $   4,997   $   3,501     $   12,359    $   13,732
                          =========== ===========   ============  ===========

NOTE 4 - Computation of Earnings Per Common Share


The following table sets forth the computation of basic and diluted earnings per common share:

                                                        For the Quarters Ended              For the Nine Months Ended
                                                             September 30                         September 30
                                                   -------------------------------------------------------------------------
                                                        2000             1999                2000              1999
                                                   -------------------------------------------------------------------------
Numerator:
   Net income                                       $    3,119       $    1,582        $    7,704       $     6,356
   Preferred stock dividends and accretion                (282)            (282)             (846)             (846)
                                                   ----------------------------------- -------------------------------------
   Numerator for basic earnings per common
         share -  Income available to common
         shareholders                                    2,837            1,300             6,858             5,510

   Effect of dilutive securities:
      Preferred stock dividends and accretion              282               --               846                --
                                                   ----------------------------------- -------------------------------------
   Numerator for diluted earnings per common
          share -   Income available to common
          shareholders                             $     3,119      $     1,300       $     7,704       $     5,510
                                                   =================================== =====================================


Denominator:
   Denominator for basic earnings per common
           share - Weighted-average shares               2,611            2,622             2,614             2,239

   Effect of dilutive securities:
       Employee Stock Options                              147              199               154               191
       Other Stock Options                                  66                                 68                90
       Cumulative Convertible Redeemable
            Preferred Stock and associated Common
            Stock Warrants                                 963              614               963               588
                                                   ----------------------------------- -------------------------------------

   Dilutive potential common shares                      1,176              813             1,185               869
                                                   ----------------------------------- -------------------------------------

    Denominator for diluted earnings per common
      share - Adjusted weighted-average shares           3,787            3,435             3,799             3,108
                                                   =================================== =====================================

Basic earnings per common share                    $      1.09      $      0.50       $      2.62        $     2.46
                                                   =================================== =====================================

Diluted earnings per common share                  $      0.82      $      0.38       $      2.03        $     1.77
                                                   =================================== =====================================

5

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

                                                       Qtr to Qtr                           YTD
                                                         Dollar        Nine Month          Dollar
                               Quarters Ended           Increase      Periods Ended       Increase
                                September 30           (Decrease)      September 30      (Decrease)
                          -------------------------- -------------  -------------------  --------------
                             2000        1999        2000 vs. 1999    2000        1999   2000 vs. 1999
                          ----------- ------------  --------------  ---------- --------  --------------
Net fees                     100.0%      100.0%          3.7%         100.0%     100.0%      (0.5%)
Gross profit                  57.9%       57.8%          3.9%          57.9%      58.6%      (1.7%)
Indirect costs and
    expenses                  50.3%       52.3%         (0.2%)         51.6%      51.6%      (0.6%)
Operating income               7.5%        5.5%         42.7%           6.3%       6.9%     (10.0%)
Net income                     4.7%        2.5%         97.2%           3.9%       3.2%      21.2%

RESULTS OF OPERATIONS

Third quarter 2000 produced several positive results, highlighting the Company's efforts to grow revenues while continuing to contain costs: consolidated net fees increased 3.7% ($2.4 million) to $66.3 million from $63.9 million in the third quarter 1999; gross profit margin improved slightly from 57.8% to 57.9% when comparing third quarter 1999 with third quarter 2000; and indirect costs and expenses, operating income and net income each improved as a percentage of net fees compared to third quarter 1999. While the nine month period ended September 30, 2000 produced a 0.5% decrease in consolidated net fees (from $197.8 million in 1999 to $196.9 million in 2000), the Company believes that the third quarter 2000 results position it positively moving into the fourth quarter of 2000.

Net fees from the Company's United States operations increased 4.8% from $42.5 million for the third quarter of 1999 to $44.5 million for the same period in 2000 as the United States operations continued to show consecutive month to month improvement in net fees per workday. For the first nine months of 2000, net fees from the Company's United States operations decreased 2.2% from $132.5 million for the first nine months of 1999 to $129.6 million.

Net fees from the Company's International operations increased 1.5% from $21.4 million for the third quarter of 1999 to $21.8 million for the same period in 2000. For the first nine months of 2000, net fees from the Company's International operations increased 3.0% from $65.3 million for the first nine months of 1999 to $67.3 million for the same period in 2000. The International operations improvements are due to the improved performance in the European and South African markets. At the same time, the International operations results have been adversely impacted by the weakening of the pound sterling and the South African rand as compared to the U.S. Dollar.

The Company's gross profit margin of 57.9% for the third quarter of 2000 reflected a small increase compared to 57.8% for the same period in 1999. For the nine months ended September 30, 2000, the Company's gross profit margin of 57.9% reflected a decrease compared to 58.6% for the same period of 1999. For the nine month period ended September 30, 2000, the gross profit margin of 63.4% for United States operations decreased compared to 64.1% during the nine months of 1999. The decrease is generally a result of increased competitive pressure in some of the U.S. markets. The International Group's gross profit margin decreased to 47.3% from 47.5% for the first nine months of 2000 compared to the same period in 1999. Indirect costs and expenses, which include expenses related to both operations support as well as administrative support functions, were $101.6 million, or 51.6% of net fees, for the first nine months of 2000, compared with $102.2 million, or 51.6% of net fees, for the same period in 1999.

Interest expense was $0.5 million and $1.1 million for the third quarter and first nine months of 2000, respectively. This compares to interest expense of $0.6 million and $2.6 million for the third quarter and first nine months of 1999, respectively. The decrease is due to the reduction in the company's average debt balances from $39.9 million as of September 30, 1999 to $22.7 million as of September 30, 2000.

The effective income tax rate was 32.0% for the first nine months of 2000, compared to 42.0% for the first nine months of 1999. The decrease in the effective tax rate results from adjustments for balance sheet tax accruals that were deemed to be no longer necessary.

For the third quarter of 2000, the Company recorded net income of $3.1 million ($1.09 per common share - basic and $0.82 per common share - diluted) which is an increase from $1.6 million in 1999 ($0.50 per common share basic and $0.38 per common share- diluted). For the first nine months of 2000, the Company recorded net income of $7.7 million ($2.62 per common share - basic and $2.03 per common share - diluted) which is an increase from $6.4 million in 1999 ($2.46 per common share - basic and $1.77 per common share - diluted).

FINANCIAL CONDITION

Cash used in operations over the first nine months of 2000 was $1.3 million as compared to cash provided by operations of $5.5 million during the first nine months of 1999. This increased need for cash was primarily due to increased working capital requirements for billed fees receivable as well as unbilled work in progress.

Capital expenditures during the first nine months of 2000 and the first nine months of 1999 were $3.7 million and $2.5 million respectively. In order to continue to enhance productivity the Company has continued, and will continue, its capital spending programs, particularly for computer and other technology-related equipment. The Company believes that the capital spending amount allowed by its credit facility ($7.0 million per year) is sufficient to meet foreseeable requirements.

The Company reported debt and short-term borrowings of $23.6 million at September 30, 2000, compared to $22.8 million at December 31, 1999. This increase reflects increased working capital and capital expenditure needs, offset by effective utilization of existing cash balances. Debt and short-term borrowings as a percentage of total capitalization amounted to 28.8% at September 30, 2000, compared to 28.9% at December 31, 1999.

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash provided by operations and borrowings available under its credit facility will be sufficient to meet its requirements for the foreseeable future.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the use of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Over the first nine months of 2000, 8,037 shares were traded out of the Plan totaling $191,000.

Cash dividends on Common Stock have been and continue to be prohibited under the current and previous bank credit facilities. As required by the terms of the Company's outstanding Cumulative Convertible Redeemable Preferred Stock and permitted by the credit facility, the Company paid dividends to the holders of the Preferred Stock. For the third quarter, dividends totaled $0.2 million, or $0.21 per preferred share. For the nine months ended September 30, 2000, dividends totaled $0.6 million, or $0.62 per preferred share.

General economic inflation had the effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.

The foreign currency translation of the Company's foreign subsidiaries for the first nine months of 2000 resulted in a change of $4.3 million in the foreign currency translation adjustment component of shareholders' equity. This component is reported on the Company's condensed consolidated balance sheet in the line item entitled Accumulated Other Comprehensive Loss. This fluctuation was caused primarily by increased strength of the U.S. dollar relative to the pound sterling and the South African rand from December 31, 1999 to September 30, 2000.

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


PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                           27.1 Financial Data Schedule for the nine months ended September 30, 2000.

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


Dated:    November 13, 2000

9