Form 10-K
period 2000-12-31
LAWGIBB GROUP INC
filed 2001-03-29
CIK 853323

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000.
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates on March 19, 2001 was $69,345,013.

The number of shares outstanding of LawGibb Group, Inc. common stock as of March 19, 2001 was 2,615,884.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company are incorporated by reference into Part III.

Portions of the Company's 2000 Annual Report to Shareholders for the calendar year ended December 31, 2000 are incorporated by reference into Parts I and II.

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

o        International   Group   -  The   Company   is  a  major   provider   of
         multi-disciplinary consulting, design, and management services for infrastructure, engineering, environmental, industrial, and building projects at each stage from project conception to completion, with on-going follow-up in the operations and maintenance phases. These services are provided in Europe, Africa, Asia, and the Middle East.

The Company's U.S. and international operations are based in Atlanta, Georgia and Reading, Berkshire, United Kingdom, respectively, with approximately one hundred offices throughout the United States, and in Europe, Africa, Asia, and the Middle East. For additional information regarding the Company's service areas, please see pages 4 through 13 of the Company's 2000 Annual Report to Shareholders, which is incorporated herein by reference. For information regarding revenue, operating profit or loss, and identifiable assets attributable to these geographic business segments, please see Footnote No. 16 to the Consolidated Financial Statements which appears in the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

RAW MATERIALS AND INVENTORY

Raw materials are not essential to the operation of the Company's business. Similarly, inventory does not play a significant role in the Company's operations.

U.S. GOVERNMENT CONTRACTS

The Company derived approximately 5% of its 2000 U.S. operations gross fees from various agencies of the United States Government (the "U.S. Government"). The majority of this business came from time and material, and fixed price contracts which are not renegotiable. Some contracts are on a cost plus fixed fee or cost plus award fee basis and are renegotiable based on actual incurred costs. Virtually all U.S. Government contracts contain a standard clause which allows the U.S. Government to terminate any contract for its convenience. While the U.S. Government has the right to terminate contracts for its convenience, the Company does not expect that the U.S. Government will exercise the option to terminate any existing contracts. However, there can be no assurances that the U.S. Government will not exercise the right to terminate such contracts.

TRADEMARKS

The Company and its subsidiaries operate under several registered and unregistered trademarks and trade names, but these are not significant to the Company's operations. Registered trade names include: "Law Engineering and Environmental Services", "LAWGIBB Group", " LAWGIBB Group Member" and "Law/Crandall, Inc. + Design" (all registered with the U.S. Patent and Trademark Office). Registered trademarks include "Safesoil", registered to Ensite, Inc., a wholly-owned subsidiary of Law Engineering and Environmental Services, Inc. On May 14, 1999, the Company announced that it had completed all steps necessary to change its name from Law Companies Group, Inc. to LAWGIBB Group, Inc.

BACKLOG

At December 31, 2000, the Company's contracted backlog was approximately $197 million as compared to $188 million at December 31, 1999. The Company estimates that approximately $178 million of the December 31, 2000 backlog will be completed by the end of 2001. The majority of the Company's backlog consists of long-term contracts ranging from less than $20,000 to approximately $20 million and having remaining duration from less than one year up to five years. The Company's backlog is subject to revision due to cancellations, modifications, and changes in the scope of work, design, or scheduling with respect to particular projects. While management believes that the backlog estimates are accurate, there can be no assurances as to the amount of such backlog that will be realized.

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

EMPLOYEES

As of December 31, 2000, the Company employed approximately 3,700 persons, which included approximately 1,900 engineers and scientists, 1,000 technicians, construction management and production support staff, and 800 management and administrative personnel. The Company's ability to remain competitive will depend on its ability to retain and attract qualified personnel. None of the Company's employees are represented by a labor union; however, certain foreign countries in which the Company has employees have specific statutes governing certain employee issues which place restrictions on the Company. In 2000, the Company continued to manage the size and make-up of its workforce to improve operating efficiency. Work force reductions were limited to specific geographic areas or specific markets. Management considers relations with its employees to be satisfactory. See "Market for Registrants' Common Stock and Related Shareholder Matters."

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

The Company's foreign subsidiaries lease offices in the United Kingdom, Ireland, Indonesia, Japan, Kenya, Mauritius, Portugal, United Arab Emirates, Zimbabwe, Uganda, South Africa, Poland, Belgium, Rwanda, Ethiopia, Botswana, Tanzania, and Malawi.

The Company believes that existing U.S. and international facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of its operations and offices. (See Footnote 5 of the Consolidated Financial Statements which appears in the Company's 2000 Annual Report to Shareholders, and is incorporated herein by reference as to the Company's lease obligations.)

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance  with General  Instruction  G(3) of Form 10-K and Instruction 3 to
Item 401(b) of Regulation S-K, the following sets forth certain information as of March 19, 2001, with respect to those individuals who are Executive Officers of the Company.

BRUCE C. COLES, 56, joined the Company in September 1995 as Chairman of the Board of Directors and Chief Executive Officer of the Company. In 1996, Mr. Coles was elected President of the Company. He serves in a similar capacity with various subsidiaries of the Company, including Law Engineering and Environmental Services, Inc. and Gibb International Holdings, Inc. Mr. Coles currently serves as a director of Williams Group International, Inc., which is owned by Virgil R. Williams and James M. Williams, Jr.

From May 1994 through August 1995, Mr. Coles was President, Chief Executive Officer, and/or Chairman of Stone & Webster Incorporated, an international engineering, consulting and construction services company. From June 1968 to August 1995, Mr. Coles held various technical and management positions with Stone & Webster Incorporated and its related affiliates. Mr. Coles also devotes time to serving the engineering and academic community through his membership on the following: Chair of the Strategic Planning Steering Committee for ASCE (American Society of Civil Engineers), past Chairman of the Industry Advisory Council for the Accreditation Board for Engineering and Technology (ABET), past Chairman of the Board of the Civil Engineering Research Foundation (CERF), Chairman of the Executive Committee of the Board of Directors of Williams Group, International, National Board of Directors of Junior Achievement, Board of Councilors of the Carter Center, and the Metro Atlanta Chamber of Commerce Board of Advisors.

ROBERT B. FOOSHEE, 58, joined the Company in January 1996 as Executive Vice President and Chief Financial Officer. Mr. Fooshee also serves as Treasurer of the Company. Mr. Fooshee has been a director of the Company since 1996. Prior to joining the Company, Mr. Fooshee provided consulting services for RBF & Associates, a financial consulting company, from February 1995 until joining the Company. From August 1994 through January 1995, Mr. Fooshee was Executive Vice President and Chief Financial Officer for Eddie Haggar Limited, an apparel manufacturing and marketing company. From June 1992 until August 1994, Mr. Fooshee was Chief Financial Officer for The Fresh Market, a retail gourmet grocery company. From April 1986 until June 1992, Mr. Fooshee was Chief Financial Officer for Kayser-Roth Corporation, a consumer products company.

W. ALLEN WALKER, 50, joined Sir Alexander Gibb and Partners Ltd., a wholly-owned subsidiary of the Company, in the United Kingdom as Finance Director in August 1989. He later served as Director of Administration and Finance beginning in August 1992. Mr. Walker returned to the United States and became Vice President of Finance for the Company in January 1994. Currently, Mr. Walker serves as an Executive Vice President of Operations for the Company. Mr. Walker also serves as a director and Senior Executive Vice President for Law Engineering and Environmental Services, Inc., the Company's U.S. operating company. Prior to joining the Company, Mr. Walker was a senior manager in the Audit Department for Ernst & Young LLP in Atlanta, Georgia.

ROBERT S.  GNUSE,  54,  joined  the  Company  in 1974.  He has served in various technical and management positions with the Company and/or its related affiliates. Most recently, Mr. Gnuse serves as Senior Vice President of Marketing for the Company. Mr. Gnuse also serves as a director of Law Engineering and Environmental Services, Inc., the Company's U.S. operating company.

LAWRENCE J. WHITE, 54, joined the Company in 1994 as Chief Information Officer. He also serves as a Senior Vice President of the Company. Prior to coming to the Company, Mr. White was the Chief Information Officer of Roy F. Weston, Inc., an environmental engineering company, from 1989 until June 1994.

JON A. McCARTHY, 46, joined the Company in 1987 as Business Development Manager. He has since served in various technical and management positions with the Company and/or its related affiliates. Since January 1997, Mr. McCarthy has served as Senior Vice President of Human Resources for the Company and has been a director of Law Engineering and Environmental Services, Inc. since 1998.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(a) Market Price of and Dividends on the Registrant's Common Equity.

General

There currently is no established trading market for shares of the Company's Common Stock, and although substantially all of the outstanding shares have been registered under applicable securities laws, no assurance can be given that a liquid market will develop in the future or that quotations for the Common Stock will be available. Additionally, the Company does not maintain stock price information with respect to transactions involving purchases and sales of outstanding shares of Common Stock. The Company did not pay any dividends on its Common Stock during the fiscal years ended December 31, 2000 or 1999. Further, the Company's existing credit facility prohibits the payment of cash dividends on the Company's Common Stock. As of December 31, 2000, there were 1,203 holders of the Company's Common Stock.

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

Shareholders and employees who have an interest in buying, and shareholders who have an interest in selling shares of the Company's Common Stock through the Program should contact the Program Administrator, Shareholder Relations Manager at LAWGIBB Group, Inc., 1105 Sanctuary Parkway, Suite 300, Alpharetta, Georgia 30004, telephone number (770) 360-0600. The Program Administrator also serves as transfer agent on behalf of the Company with respect to any transfers of shares of Common Stock.

401(k) Plan Valuation

Pursuant to the terms of the Law Companies Group, Inc. 401(k) Savings Plan (the "401(k) Plan"), the Company is required to obtain on a quarterly basis an independent appraisal of the Company for purposes of determining the "fair market value" of the Common Stock for purposes of the 401(k) Plan. Accordingly, the Company engages two independent appraisers to conduct quarterly appraisals of the Company. The Company utilizes independent appraisals for purposes of the valuation of the Common Stock of the Company held in the 401(k) Plan. As of December 31, 2000, the appraised value was $26.34 per share of Common Stock for purposes of the 401(k) Plan. No assurances can be given that the appraisals reflect the actual price at which the Common Stock has traded or would have traded had there been a market for the Common Stock.

(b) Recent Sales of Unregistered Securities.

Inapplicable.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

Selected Financial Information on page 1 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis included on pages 14 through 17 of the 2000 Annual Report to Shareholders is incorporated herein by reference. The effects of inflation on operations were not material for the periods being reported.

ITEM 7A - DISCLOSURES ABOUT MARKET RISK

Market Risk information included in Management's Discussion and Analysis which appears on page 17 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are incorporated herein by reference to pages 18-31 of the 2000 Annual Report to Shareholders filed as Exhibit 13.01 to this Form 10-K:

     Financial Statements

         Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 31, 2000

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2000

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

         Notes to Financial Statements

         Report of Independent Auditors

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

Certain information required by Part III is omitted from this Annual Report but is incorporated herein by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of Form 10-K, the information contained in the Proxy Statement with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4(A).

Compliance with Section 16(a) of the Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission with respect to their ownership of the Company's Common Stock. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and representations that no other reports were required of those persons, the Company believes that during fiscal 2000, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except for the Section 16(a) required Form 4 filings due on May 10, 2000, for Virgil R. Williams and James M. Williams, Jr. Family Partnership, LP which were filed on May 23, 2000.

ITEM 11 - EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the information contained with respect to executive compensation is set forth in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference in response to this item.

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3) of Form 10-K, information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) of Form 10-K, information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference in response to this item.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

1. The following financial statements are incorporated herein by reference to pages 18-31 of the 2000 Annual Report to Shareholders included with this Form 10-K:

         Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 31, 2000

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2000

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

         Notes to Financial Statements

         Report of Independent Auditors

2.       Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

         Schedules not listed above have been omitted as either not applicable, immaterial, or disclosed in the financial statements or notes thereto.

(b)   Reports on Form 8-K:

         Current  Report on Form 8-K filed  February 16, 2001,  reporting  under
         Item 5 the announcement of the signing of the letter of intent for the sale of Gibb International Holdings, Inc., LawGibb's international operating subsidiary, to Jacobs Engineering Group, Inc.


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

10.25 Supplemental Executive Retirement Plan dated May 10, 1986 (Incorporated by reference to 10-Q filed August 13, 1999, File No. 0-19239).

10.26 First Amendment to Supplemental Executive Retirement Plan dated August 10, 1999 (Incorporated by reference to 10-Q filed August 13, 1999, File No. 0-19239).

13.01 Portions of the Annual Report to Shareholders for the year ended December 31, 2000 which are specifically incorporated herein by reference.

21.01 Subsidiaries of the Company.

23.01 Consent of Ernst & Young LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LAWGIBB GROUP, INC.

March 29, 2001                        By:  /s/ Bruce C. Coles
                                         -----------------------------------
                                         Bruce C. Coles
                                         Chairman of the Board of Directors,
                                         President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                       Date

/s/ Peter D. Brettell              Director                                    March 29, 2001
--------------------------
Peter D. Brettell

/s/ Bruce C. Coles                 Chairman of the Board of Directors,         March 29, 2001
---------------------------        President, and Chief Executive Officer
Bruce C. Coles

/s/ Robert B. Fooshee              Executive Vice President, Chief             March 29, 2001
---------------------------        Financial Officer, Treasurer, and Director
Robert B. Fooshee

/s/ Walter T. Kiser                Director                                    March 29, 2001
---------------------------
Walter T. Kiser

/s/ Joe A. Mason                   Director                                    March 29, 2001
---------------------------
Joe A. Mason

/s/ Steven Muller                  Director                                    March 29, 2001
---------------------------
Steven Muller

/s/ Clay E. Sams                   Director                                    March 29, 2001
---------------------------
Clay E. Sams

/s/ Kendall H. Sherrill            Corporate Controller                        March 29, 2001
---------------------------
Kendall H. Sherrill

/s/ James M. Williams, Jr.         Director                                    March 29, 2001
---------------------------
James M. Williams, Jr.

/s/ Jerald H. Williams             Director                                    March 29, 2001
---------------------------
Jerald H. Williams

/s/ John Y. Williams               Director                                    March 29, 2001
---------------------------
John Y. Williams

/s/ Michael D. Williams            Director                                    March 29, 2001
---------------------------
Michael D. Williams

/s/ Virgil R. Williams             Director                                    March 29, 2001
---------------------------
Virgil R. Williams

                                                  APPENDIX 1

                                             LawGibb Group, Inc.
                                  Schedule II - Valuation and Qualifying Accounts
                               For the Years Ended December 31, 2000, 1999, and 1998
                                                  (in thousands)

                                                        Beginning                                                         Ending
                      Description                        Balance                Additions             Deductions(2)      Balance
----------------------------------------------------- ------------- ------------------------------- ---------------- ---------------
                                                                         Expense        Other (1)
----------------------------------------------------- ------------- --------------- --------------- ---------------- ---------------
Year Ended December 31, 2000
     Allowance for Doubtful Accounts                        $4,025         $524           ($148)            ($554)          $3,847
     Valuation Allowance for Deferred Tax Assets             1,849          ---             ---                (3)           1,846
                                                      ============= =============== =============== ================ ===============
                                                            $5,874         $524           ($148)            ($557)          $5,693
                                                      ============= =============== =============== ================ ===============
Year Ended December 31, 1999
      Allowance for Doubtful Accounts                       $4,223       $  603          $  438           ($1,239)          $4,025
      Valuation Allowance for Deferred Tax Assets            4,248          449             ---           ( 2,848)           1,849
                                                      ============= =============== =============== ================ ===============
                                                            $8,471       $1,052          $  438           ($4,087)          $5,874
                                                      ============= =============== =============== ================ ===============
Year Ended December 31, 1998
      Allowance for Doubtful Accounts                       $3,747       $  731          $  414            ($669)           $4,223
      Valuation Allowance for Deferred Tax Assets            4,396          ---             --             ( 148)            4,248
                                                      ============= =============== =============== ================ ===============
                                                            $8,143       $  731          $  414            ($817)           $8,471
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