Form 10-K/A
period 2000-12-31
LAWGIBB GROUP INC
filed 2001-04-27
CIK 853323

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------

                         COMMISSION FILE NUMBER: 0-19239

                               LAWGIBB GROUP, INC.
                               -------------------

              INCORPORATED                            I.R.S. EMPLOYER
                   IN                              IDENTIFICATION NUMBER
                GEORGIA                                 58-0537111

          1105 SANCTUARY PARKWAY, SUITE 300, ALPHARETTA, GEORGIA 30004
                        TELEPHONE NUMBER: (770) 360-0600

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $1.00 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates on March 19, 2001 was $69,345,013.

The number of shares outstanding of LawGibb Group, Inc. common stock as of March 19, 2001 was 2,615,884.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2000 Annual Report to Shareholders for the calendar year ended December 31, 2000 are incorporated by reference into Parts I and II.

The Registrant hereby files this Report on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2000 to include the information required by Part III (Items 10, 11, 12 and 13) in lieu of incorporation thereof by reference from the Registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders. No other items in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 are amended.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 19, 2001, with respect to the nominees for the Common Directors and Swing Director.

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

From May 1994 through August 1995, Mr. Coles was President, Chief Executive Officer and/or Chairman of Stone & Webster Incorporated, an international engineering, consulting and construction services company. From June 1968 to August 1995, Mr. Coles held various technical and management positions with Stone & Webster Incorporated and its related affiliates. Mr. Coles also devotes time to serving the engineering and academic community through his membership on the following: Chair of the Strategic Initiatives Committee for ASCE (American Society of Civil Engineers), past Chairman of the Industry Advisory Council for the Accreditation Board for Engineering and Technology (ABET), past Chairman of the Board of the Civil Engineering Research Foundation (CERF), Chairman of the Executive Committee of the Board of Directors of Williams Group, International, National Board of Directors of Junior Achievement, Board of Councilors of the Carter Center, the Metro Atlanta Chamber of Commerce Board of Advisors, the Georgia Chamber of Commerce Board of Directors, and North Fulton County Board of Directors.

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

STEVEN MULLER, 73, has served as a director of the Company since March 1991. Dr. Muller is President Emeritus of The Johns Hopkins University where he served as President from 1972 to 1990. He currently is involved in teaching and research at the John Hopkins School of Advanced International Studies. Dr. Muller is also a director of Organization Resources Counselors, Inc.

WALTER T. KISER, 64, joined the Company in 1962 and held various engineering and management positions with the Company, including Chairman and Chief Executive Officer of Law Companies Engineering Group, Inc., a subsidiary of the Company, from 1991 until his retirement in 1993. He served as Chairman and Chief Executive Officer of Law Engineering, Inc., a subsidiary of the Company, from 1989 until 1991, and served as President of the Company from March 1985 until December 1988. Additionally, from 1977 to 1993, Mr. Kiser served as a director of the Company. Mr. Kiser returned as a director in 1995 and continues to serve in that capacity. Mr. Kiser also serves as a director of EvCo Research.

CLAY E. SAMS, 59, joined the Company in 1964. Since December 1979, he has served as Vice President of Law Engineering and Environmental Services, Inc. and its predecessors, and Corporate Geotechnical Consultant of various subsidiaries of the Company. Prior thereto, he served in various engineering and management positions with the Company. Mr. Sams has been a director of the Company since 1993.

JOHN Y. WILLIAMS, 57, has served as a director of the Company since 1995 and has been nominated as the Swing Director. Mr. Williams has been a Managing Director of Equity South Partners, LP, a merchant banking partnership, since January 1995 and of its affiliate Grubb & Williams, Ltd. since 1987. Mr. Williams also serves as a director of Tech Data Corporation.

Background Of Preferred Directors

The following sets forth certain information as of March 19, 2001 regarding the Preferred Directors. In accordance with the Articles of Incorporation, each of the Preferred Directors was nominated by the Preferred Directors and elected as a director by unanimous consent of the holders of Preferred Stock and will serve as a director until the 2002 Annual Meeting of Shareholders (or unanimous consent in lieu thereof) or until his successor is elected and qualified.

JOE A. MASON, 51, has been a director of the Company since May 1997. Since April 1997, Mr. Mason has been employed by Messrs. Virgil R. Williams and James M. Williams, Jr. to provide financial oversight of their various interests. Mr. Mason is a certified public accountant. He served as a manager of the accounting firm of Smith & Radigan, Atlanta, Georgia from 1994 to April 1997. From 1988 through 1994, Mr. Mason served as President and controlling shareholder of Bank Consultants, Inc., a management consulting company serving the banking industry.

JERALD H. WILLIAMS, 47, was appointed as a Preferred Director in November 2000 to fill the unexpired term of former director Zell Miller. Mr. Williams is an Executive Vice President of Dedicated Logistics, which provides outsourcing services for technology companies. Mr. Williams is the son of James M. Williams, Jr. and a nephew of Virgil R. Williams. He is currently a director of Williams Group International.

JAMES M. WILLIAMS, JR., 68, has served as Vice Chairman of the Board of Williams Group International, Inc. and its predecessors since 1996, and as a director of the Company since May 1997. Mr. Williams, Jr. is a graduate of the Georgia Institute of Technology, holding a degree in Chemical Engineering. He, together with Virgil R. Williams, his brother, controls a variety of communications, industrial, environmental and engineering firms. Mr. Williams, Jr. is the uncle of Michael D. Williams.

MICHAEL D. WILLIAMS, 36, is owner and President of Georgia Tractors, Inc., an agricultural and industrial equipment dealership company. He has served as Vice President and a director of Williams Group International, Inc. since 1985, and is also a director of First Nation Bank, Covington, Georgia. Mr. Williams is the son of Virgil R. Williams and a nephew of James M. Williams, Jr. He has been a director of the Company since May 1997.

VIRGIL R. WILLIAMS, 61, has served as Chairman of the Board, President and Chief Executive Officer of Williams Group International, Inc., a construction, facilities maintenance and environmental engineering firm, and its predecessors since 1996. He has served as a director of the Company since May 1997. Mr. Williams is a graduate of the Georgia Institute of Technology and holds a degree in Industrial Engineering. He, together with James M. Williams, Jr., controls a variety of communications, industrial, environmental and engineering firms, and he currently serves on the Board of Directors of Bank of America Corporation, the Georgia Chamber of Commerce and as a trustee for Young Harris College, the Georgia Research Alliance, the Georgia Conservancy, and the Georgia Tech Foundation. Mr. Williams is the brother of James M. Williams, Jr. and the father of Michael D. Williams.

Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4(A) of the Company's Form 10-K as filed with the Securities and Exchange Commission on March 29, 2001.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the four other most highly compensated persons who served as executive officers during 2000, collectively referred to herein as the "Named Executive Officers."

                                                                                    Long
                                                         Annual                     Term
                                                      Compensation              Compensation
                                                 ------------------------       ------------

                                                                                 Securities
                                                                                 Underlying        All Other
Name & Principal Position            Year         Salary          Bonus          Options (#)      Compensation
-------------------------            ----        --------        --------        -----------     --------------

Bruce Coles                          2000        $600,018        $190,000              --        $ 94,293(1)(6)
    Chairman of the Board,           1999        $600,018        $     --              --        $ 86,581(1)
    President, and Chief             1998        $600,018        $256,992          15,000        $ 88,415(1)
    Executive Officer

Robert Fooshee                       2000        $237,058        $ 66,000              --        $ 35,571(2)(6)
    Executive Vice President,        1999        $237,058        $     --           7,000        $ 27,249(2)
    Chief Financial Officer,         1998        $221,558        $ 70,935           5,000        $  7,066(2)

William Allen Walker                 2000        $200,013        $ 29,000              --        $  6,387(3)(6)
    Executive Vice President         1999        $200,013        $     --           7,000        $ 10,491(3)
                                     1998        $181,230        $ 58,466           5,000        $  9,921(3)

Robert S. Gnuse                      2000        $154,024        $ 24,000              --        $  3,367(4)(6)
    Senior Vice President            1999        $154,024        $     --              --        $  6,247(4)
                                     1998        $146,744        $ 16,888           3,000        $  6,120(4)

Jon A. McCarthy                      2000        $146,037        $ 18,000              --        $  6,037(5)(6)
    Senior Vice President            1999        $146,037        $     --           4,000        $  8,955(5)
                                     1998        $130,021        $ 34,423           5,000        $  6,477(5)

---------------

(1) Includes contributions to the Supplemental Executive Retirement Plan of $80,191, $71,766, and $72,257; Company matching contributions to the 401(k) Savings Plan of $3,400, $3,200, and $3,200; premiums for health insurance of $0, $2,730, and $2,627; premiums for life insurance of $2,838, $3,894, and $3,124; and club dues of $7,864, $4,991, and
         $7,207, in each of fiscal 2000, 1999, and 1998, respectively.

(2) Includes Company matching contributions to the 401(k) Savings Plan of $3,400, $3,200, and $2,894; premiums for health insurance of $0, $2,730, and $2,627; premiums for life insurance of $965, $1,319, and $1,545; and club dues of $31,206, $20,000, and $0, in each of fiscal 2000, 1999, and 1998, respectively.

(3) Includes Company matching contributions to the 401(k) Savings Plan of $3,400, $3,200, and $3,200; premiums for health insurance of $0, $3,640, and $3,229; premiums for life insurance of $382, $394, and $457; and club dues of $2,605, $3,257, and $3,035, in each of fiscal 2000, 1999, and 1998, respectively.

(4) Includes Company matching contributions to the 401(k) Savings Plan of $3,080, $3,075, and $2,935; premiums for health insurance of $0, $2,730, and $2,627; and premiums for life insurance of $287, $442, and $558, in each of fiscal 2000, 1999, and 1998, respectively.

(5) Includes Company matching contributions to the 401(k) Savings Plan of $2,921, $2,791, and $2,464; premiums for health insurance of $0, $3,640, and $3,850; premiums for life insurance of $173, $154, and $163; and club dues of $2,943, $2,370, and $0, in each of fiscal 2000, 1999, and 1998, respectively.

(6) The amounts for health insurance premiums for 2000 are zero due to the method by which the Company funds the employer-paid portion of group health coverage. This method was changed in 2000 to reflect the net cost to participants versus the previous method which was comprised of gross cost to participants less an offsetting credit. Under the previous method, the offsetting credit was classified as compensation expense.

         EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

The Company entered into employment agreements with each of Messrs. Coles, Fooshee, and Walker effective May 6, 1997. In the case of Messrs. Coles and Fooshee the new employment agreements, upon their execution, extinguished entirely their previously existing employment agreements. The new employment agreements provide for initial base salaries at the rates in effect at the time of signing, and salaries will be subject to annual upward adjustment (but not decreased) at the discretion of the Chairman of the Board and the Compensation Committee.

The employment agreements also provide that if Messrs. Coles, Fooshee, and Walker are terminated "without cause" (a) within two years from May 6, 1997, they will be entitled to receive two years of compensation plus benefits or (b) after two years from May 6, 1997, they will be entitled to receive one year of compensation plus benefits. However, if such termination follows a "Change of Control" of the Company to an individual or entity other than Virgil R. Williams or James M. Williams, Jr. or an entity controlled by them, or another entity who is not a permitted transferee under the employment agreements, then each of the executives will be entitled to receive two years of compensation at their current compensation levels regardless of whether termination occurs within two years of May 6, 1997. A "Change of Control" means that an individual or entity or related groups of entities or individuals obtains (i) the beneficial ownership or power to vote more than fifty (50%) percent of the outstanding securities of the Company; or (ii) the right to elect a majority of the Board.

STOCK OPTION GRANTS

The Company did not grant any stock options or stock appreciation rights during 2000.

OPTIONS EXERCISED DURING 2000 AND YEAR END OPTION VALUES

As indicated in the table below, the Named Executive Officers did not exercise any options during the fiscal year ended December 31, 2000. The table also sets forth (i) the number of shares covered by unexercised options (both exercisable and unexercisable) as of December 31, 2000, and (ii) the respective values of "in-the-money" options, which represent the positive spread between the exercise price of existing options and the fair market value of the Company's Common Stock at December 31, 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                           Number of Securities
                                                          Underlying Unexercised         Value of Unexercised
                                                          Options at December 31,      In-the-Money Options at
                    Shares Acquired                              2000 (#)                December 31, 2000 ($)
Name                on Exercise (#)   Value Realized($)  Exercisable/Unexercisable   Exercisable/Unexercisable(1)
-----------------------------------------------------------------------------------------------------------------
Bruce C. Coles            -0-                -0-             66,000 / 24,000            $ 922,800 / $ 281,700
Robert B. Fooshee         -0-                -0-             20,000 / 22,000            $ 260,740 / $ 185,160
W. Allen Walker           -0-                -0-             14,000 / 18,000            $ 178,360 / $ 130,240
Robert S. Gnuse           -0-                -0-              7,200 /  5,800            $  90,540 / $  67,160
Jon A. McCarthy           -0-                -0-              5,000 /  9,000            $  54,790 / $  47,860

(1) There is currently no established trading market for shares of the Company's Common Stock. The information regarding the market price of the stock is based on two independent appraisals as of December 31, 2000. These appraisals were conducted in accordance with the terms of the Company's 401(k) Plan. No assurances can be given that the appraisals reflect the actual price at which the Common Stock has traded or would have traded had there been an open or public market for the Common Stock.

PENSION AND RETIREMENT BENEFITS

Retirement Pension Plan. The LAWGIBB Group, Inc. Pension Plan (the "Retirement Pension Plan") is intended to be a tax-qualified defined benefit pension plan. The Retirement Pension Plan covers certain employees of the Company and participating affiliated companies who attain age 21 and who complete 1,000 hours of service during twelve consecutive months of employment with the Company and/or participating subsidiaries prior to the Freeze Date (as defined below). Employees who are leased employees, who are represented by a collective bargaining agent or who are nonresident aliens with no U.S. income are not covered by the Retirement Pension Plan.

Benefits under the Retirement Pension Plan are based upon length of service with the Company and participating affiliated companies, with benefit provisions that vary dependent on when the participant terminates employment with the Company or participating affiliated companies, or whether the employee takes early, normal or deferred retirement. A participant's benefits are also based on the participant's earnings for the three consecutive years of highest compensation during his or her final 120 months of employment with the Company and/or participating affiliated companies. The compensation that is taken into account in determining the participant's highest average compensation is the participant's annualized basic rate of pay including statutorily required overtime, but not including bonuses, commissions, or other nonrecurring compensation such as project pay, overseas pay or other premium pay.

The amount of a participant's compensation taken into account for Retirement Pension Plan benefit purposes is limited by the Internal Revenue Code to an indexed amount ($160,000 in 1997). Benefits under the Retirement Pension Plan are "integrated" with (and therefore take into account) Social Security.

A participant's benefit under the Retirement Pension Plan will generally become vested upon the completion of five years of service with the Company and/or participating affiliated companies.

The Retirement Pension Plan was "frozen" effective March 28, 1997 (the "Freeze Date"). No further employees will become eligible to participate in the Retirement Pension Plan after the Freeze Date, and no further benefits will accrue after the Freeze Date under the Retirement Pension Plan for any participant. Service after the Freeze Date will be taken into account for vesting purposes only, and compensation after the Freeze Date will not be taken into account.

The Named Executive Officers of the Company had accrued the following estimated annual retirement benefits under the Retirement Pension Plan as of the Freeze
Date: Bruce C. Coles--$4,842, W. Allen Walker--$16,272, Robert B. Fooshee--$3,861, Robert S. Gnuse--$35,807, and Jon A. McCarthy--$13,995. The annual retirement benefit given for each Named Executive Officer is based on his retirement at age 65 and election of payment of benefits in the form of a straight life annuity.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following employee directors served on the Compensation Committee during 2000: Messrs. Fooshee and Coles (ex officio) as employee directors and Messrs. Muller, Virgil R. Williams, and John Y. Williams as non-employee directors. Mr. Coles currently serves as a director of Williams Group International, Inc., which is owned by Virgil R. Williams and James M. Williams, Jr. To the Company's knowledge, there were no other interrelationships involving members of the Compensation Committee or other directors during 2000.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Since January 1998, the Compensation Committee of the Board has been comprised of three non-employee directors and two employee directors of the Company. This committee administers the executive officer compensation program. The outside directors of the Compensation Committee determine executive compensation awards and make recommendations regarding executive officer salaries to the Board.

The Company's primary objective is to maximize, over the long-term, the investments of shareholders. The Company has developed a compensation strategy which will support the achievement of this goal. Key components of the executive compensation strategy are as follows:

MARKET COMPETITIVE--The Company's executive officer compensation program is competitive with those organizations with which the Company competes for executive talent. The market, consisting primarily of ten engineering consulting firms, is monitored closely by the Company to assure that the Company has a program in place to attract and retain superior executive talent. The Company's intent is for compensation to be targeted at the median of this group; however, specific facts and circumstances may cause deviations from the median. Competitive market data and general compensation advice is provided to the Compensation Committee by an independent compensation consultant.

LONG-TERM--The program is structured to deliver competitive pay over a number of years rather than to focus on any single year. Superior pay is provided when the Company's earnings performance exceeds expectations.

AT-RISK--A more significant portion of the compensation provided executive officers will be based on Company performance.

EQUITY-BASED--Executive officers are encouraged to own a substantial amount of stock and will be provided opportunities to acquire additional shares through stock option grants and other stock purchase opportunities. Stock option grants will provide value to executives only if stock price appreciation is achieved for all shareholders. Equity related pay is intended to be a significant portion of the executives' overall pay program. Equity opportunities are based on relative potential contribution, accountability and responsibility of the various executive positions.

The Compensation Committee believes the compensation provided to the Company's executive officers effectively rewards them based heavily on the performance of the overall Company by emphasizing compensation features tied to Company performance and long-term equity incentives. The Committee believes this approach links executive compensation to the performance of the Company over the long term.

                             Chief Executive Officer

During fiscal 2000, Mr. Coles received a base salary of $600,018 pursuant to the terms of his employment agreement.

Salary

The executive officers did not receive increases to their salaries during fiscal year 2000.

Management Incentive Plan

The Management Incentive Plan ("MIP") is an annual incentive compensation plan pursuant to which the Company's executive officers and other senior managers may earn cash rewards to supplement their base compensation. The MIP has been designed to motivate and reward the achievement of quantitative business results by linking a significant portion of total pay to corporate and individual success. In addition, management and the Compensation Committee believe the MIP enhances the Company's ability to attract and retain qualified executive management talent.

Awards under the MIP are earned by achievement of defined levels of revenue and net income. A portion of each participant's MIP award is also tied to the achievement of specific business unit, regional, or individual objectives which further the Company's annual business strategy.

Under the MIP, a threshold, or minimum, level of net income performance must be achieved before any incentive is funded for any MIP participants. This threshold ensures that certain acceptable levels of profitability are achieved before any management incentives are paid, thereby protecting shareholder interests. In 2000, the Company met the financial performance objectives set forth under the MIP. As a result, the Named Executive Officers earned awards under the MIP, payable in 2001, as follows: Bruce C. Coles $190,000; Robert B. Fooshee $66,000;
W. Allen Walker $29,000; Robert S. Gnuse $24,000; and Jon A. McCarthy $18,000.

INTERNAL REVENUE CODE SECTION 162(M)

The Committee has considered Internal Revenue Code Section 162(m) in structuring compensation arrangements for 2000. Section 162(m) places a $1,000,000 limit on deductibility available to the Company for an executive's compensation. This limit was not reached in 2000, and the Company believes that all compensation paid to the Named Executive Officers is fully tax deductible by the Company.

This report has been submitted on behalf of the Compensation Committee. The Compensation Committee consists of the following members:

Steven Muller, Chairman
Bruce C. Coles (ex officio)
Robert B. Fooshee
John Y. Williams
Virgil R. Williams

COMPENSATION OF DIRECTORS

The Company pays its non-employee directors a retainer of $3,000 per quarter, $2,000 for each Board meeting attended in person or by telephone conference and $1,000 for each Board Committee meeting attended in person or by telephone conference. Committee chairmen receive an additional $1,500 per meeting chaired. The Company also reimburses all of its directors for reasonable expenses incurred in connection with attending Board meetings and Board Committee meetings.

                             STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company's holders of Common Stock since December 31, 1995, as well as an overall stock market index (Standard & Poor's 500 Index) and the Company's self-constructed peer group index. This peer group index is comprised of the common stock of the following companies: Michael Baker Corp., URS Corp., Tetra Tech, Inc., IT Group, Inc., and Roy F. Weston, Inc. The stock performance graph assumes $100 was invested in the Company's Common Stock and each index on December 31, 1995.

There currently is no established trading market for shares of the Company's Common Stock, and although the outstanding shares have been registered under applicable securities laws, no assurance can be given that a liquid market will develop in the future or that quotations for the Common Stock will be available. Additionally, the Company does not have access to stock price information from transactions involving purchases and sales of the outstanding Common Stock. Pursuant to the terms of the 401(k) Plan, the Company is required to obtain on a quarterly basis an independent appraisal of the Company for purposes of determining the "fair market value" of the Common Stock. Accordingly, the Company engages two independent appraisers to conduct quarterly appraisals of the Company. The information regarding the price performance of the Common Stock in the following table is based upon independent appraisals as of December 31st of each of the years presented. No assurances can be given that the appraisals reflect the actual price at which the Common Stock has traded or would have traded had there been a market for the Common Stock.

                                    [CHART]

                      12/31/95   12/31/96   12/31/97   12/31/98   12/31/99   12/31/00
                      --------   --------   --------   --------   --------   --------
S&P 500                 $100        123        164        211        255        232
LAWGIBB Group, Inc.     $100         75         88        128        168        156
Competitive Index       $100        143        164        227        167        175

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        Security Ownership of Management

The following table sets forth certain information, as of March 19, 2001, regarding the beneficial ownership of Common Stock and Preferred Stock of each executive officer named in the summary compensation table below under the heading "Executive Compensation" (the "Named Executive Officers"), each director and all directors and executive officers of the Company as a group. Each person or group has sole voting and investment power with respect to all shares of the Company Stock so owned, except as otherwise noted.

                                            Number of Shares
                                         Beneficially Owned (1)           Percent of Class
                                      ----------------------------      ---------------------
Name of                                   Common         Preferred      Common      Preferred
Beneficial Owner                           Stock           Stock        Stock         Stock
----------------                      --------------     ---------      ------      ---------
Bruce C. Coles                           78,751(2)             0         2.05%           *
Robert B. Fooshee                        30,625(2)             0            *            *
Robert S. Gnuse                          20,849(2)             0            *            *
Walter T. Kiser                               0                0            *            *
Joe A. Mason                                  0                0            *            *
Jon A. McCarthy                           9,745(2)             0            *            *
Steven Muller                             1,000                0            *            *
Clay E. Sams                             85,439                0         2.23%           *
W. Allen Walker                          26,800(2)             0            *            *
James M. Williams, Jr                 1,345,762(3)(4)    481,699(4)     35.09%          50%
Jerald H. Williams                            0                0            *            *
John Y. Williams(7)                           0                0            *            *
Michael D. Williams                           0                0            *            *
Virgil R. Williams                    1,353,112(3)(5)    481,699(5)     35.28%          50%
All executive officers,
  directors and director
  nominees as a group
  (14 persons)                        1,988,685(6)       963,398        51.85%         100%

---------------
*        Less than one percent

(1) The number of shares of Company Stock beneficially owned by the persons named in the table has been determined in accordance with SEC regulations and includes shares subject to options or warrants which may be exercised, and shares of Common Stock issuable upon conversion of Preferred Stock, in each case within 60 days of March 19, 2001.

(2) The shares shown include the following number of shares that the Named Executive Officers may acquire upon exercise of options to purchase Common Stock: Bruce C. Coles: 69,000; Robert B. Fooshee: 29,800; Robert
         S. Gnuse: 9,800; Jon A. McCarthy: 8,600; W. Allen Walker: 21,800.

(3) The shares shown include (i) 481,699 shares of Common Stock that each of the James M. Williams Investments, LLLP (the "Partnership I" and formerly the James M. Williams, Jr. Family Partnership, LP) and Virgil
         R. Williams may acquire upon conversion of Preferred Stock, and (ii) an aggregate of 963,398 shares issuable to the Partnership I and Virgil R. Williams upon exercise of Correlating Warrants (as defined in the Articles of Incorporation) owned jointly by the Partnership I and Virgil R. Williams. The number of shares of Common Stock issuable upon conversion of Preferred Stock will be reduced by an amount equal to the number of shares of Common Stock actually issued upon exercise of Correlating Warrants. Likewise, the number of shares issuable upon exercise of Correlating Warrants will be reduced by an amount equal to the number of shares of Common Stock actually issued upon conversion of Preferred Stock.

(4) The shares shown are owned by the Partnership I and the James M. Williams Management, LLLP (the "Partnership II" and formerly the James
         M. Williams Investments II, LLP). James M. Williams, Jr. is a general partner of the Partnership I and the Partnership II. Mr. Williams, by reason of his majority interest in the Partnership I and the Partnership II, controls the right to vote the shares and derivative securities and to engage in any action with respect to the shares and derivative securities. The address of Mr. Williams, the Partnership I, and the Partnership II is 2076 West Park Place, Stone Mountain, Georgia 30087.

(5) Mr. Virgil R. Williams' address is 2076 West Park Place, Stone Mountain, Georgia 30087.

(6) Includes 139,000 shares that may be acquired upon exercise of options to purchase Common Stock and 963,398 shares issuable upon conversion of Preferred Stock and/or exercise of Correlating Warrants.

(7) John Y. Williams is not related to either James M. Williams, Jr., Virgil R. Williams, Jerald H. Williams or Michael D. Williams.

                             Principal Shareholders

The following table sets forth information, as of March 19, 2001, regarding the ownership of Common Stock and Preferred Stock by each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock or Preferred Stock.

                                 Number of Shares
                               Beneficially Owned(1)                Percent of Class
                           ------------------------------        -----------------------
Name of                         Common         Preferred         Common        Preferred
Beneficial Owner                Stock            Stock           Stock           Stock
----------------           ---------------     ----------        ------        ---------
James M. Williams, Jr.     1,345,762(2)(3)     481,699(3)        35.09%           50%
Virgil R. Williams         1,353,112(2)        481,699           35.28%           50%
James M. Williams
   Investments, LLLP       1,051,148(2)(3)     481,699(3)        27.41%           50%
James M. Williams
   Management, LLLP          294,614(3)              0            7.68%            0%

---------------

(1) The number of shares of Company Stock beneficially owned by the persons named in the table has been determined in accordance with SEC regulations and includes shares subject to options or warrants which may be exercised, and shares of Common Stock issuable upon conversion of Preferred Stock, in each case within 60 days of March 19, 2001.

(2) The shares shown include (i) 481,699 shares of Common Stock that each of the Partnership I and Virgil R. Williams may acquire upon conversion of Preferred Stock, and (ii) an aggregate of 963,398 shares issuable to the Partnership I and Virgil R. Williams upon exercise of Correlating Warrants owned jointly by the Partnership I and Virgil R. Williams. The number of shares of Common Stock issuable upon conversion of Preferred Stock will be reduced by an amount equal to the number of shares of Common Stock actually issued upon exercise of Correlating Warrants. Likewise, the number of shares issuable upon exercise of Correlating Warrants will be reduced by an amount equal to the number of shares of Common Stock actually issued upon conversion of Preferred Stock.

(3) The shares shown are owned by the Partnership I and the Partnership II. James M. Williams, Jr. is a general partner of the Partnership I and the Partnership II. Mr. Williams, by reason of his majority interest in the Partnership I and the Partnership II, controls the right to vote the shares and derivative securities and to engage in any action with respect to the shares and derivative securities.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 6, 1997, the shareholders of the Company authorized and approved a transaction between the Company and Virgil R. Williams and James M. Williams, Jr., each a director of the Company (collectively, the "Investors"), pursuant to which the Company sold to the Investors (including, in the case of James M. Williams, Jr., a family partnership that he controls) a combination of Preferred Stock, Common Stock warrants, and options to purchase shares of Common Stock (the "Options"). The Options are eligible to be exercised in various quantities and at various prices through December 31, 2006. On June 25, 1998, the Investors exercised options to purchase an aggregate of 175,000 shares of the Company's Common Stock at an exercise price of $16.50 per share. The proceeds of $2.9 million received by the Company were invested in initiatives to further reduce real estate and insurance costs as well as to fund improvements in technology and increased sales and marketing activities. On June 30, 1999, the Investors exercised their remaining Options to purchase an aggregate of 584,028 shares of the Company's Common Stock at an exercise price of $20.00 per share. The proceeds of $11.7 million received by the Company were invested to further enhance the capital structure and financial position of the Company. As a result, there are no remaining Options held by the Investors under the above transaction. The agreement also includes an option granted to the holders of the Preferred Stock for the right to purchase up to 127,450 shares of common stock at an average price of $13.22 per share as of December 31, 2000 (up to 132,450 shares of common stock at an average price of $13.19 per share as of the Record Date.) These options are exercisable only in conjunction with exercises by holders of options under the Company's Stock Option Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAWGIBB GROUP, INC.

April 27, 2001
                                    By:   /s/ Bruce C. Coles
                                          --------------------------------------
                                          Bruce C. Coles
                                          Chairman of the Board of Directors,
                                          President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                Title                                                   Date
         ---------                -----                                                   ----


/s/ Peter D. Brettell             Director                                                April 27, 2001
---------------------------
Peter D. Brettell


/s/ Bruce C. Coles                Chairman of the Board of Directors,                     April 27, 2001
---------------------------       President, and Chief Executive Officer
Bruce C. Coles


/s/ Robert B. Fooshee             Executive Vice President, Chief Financial Officer,      April 27, 2001
---------------------------       Treasurer, and Director
Robert B. Fooshee


/s/ Walter T. Kiser               Director                                                April 27, 2001
---------------------------
Walter T. Kiser


/s/ Joe A. Mason                  Director                                                April 27, 2001
---------------------------
Joe A. Mason


/s/ Steven Muller                 Director                                                April 27, 2001
---------------------------
Steven Muller


/s/ Clay E. Sams                  Director                                                April 27, 2001
---------------------------
Clay E. Sams


/s/ Kendall H. Sherrill           Corporate Controller                                    April 27, 2001
---------------------------
Kendall H. Sherrill


/s/ James M. Williams, Jr.        Director                                                April 27, 2001
---------------------------
James M. Williams, Jr.


/s/ Jerald H. Williams            Director                                                April 27, 2001
---------------------------
Jerald H. Williams


/s/ John Y. Williams              Director                                                April 27, 2001
---------------------------
John Y. Williams


/s/ Michael D. Williams           Director                                                April 27, 2001
---------------------------
Michael D. Williams


/s/ Virgil R. Williams            Director                                                April 27, 2001
---------------------------
Virgil R. Williams