Form 10-Q
period 2001-03-31
LAWGIBB GROUP INC
filed 2001-05-15
CIK 853323

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission file number: 0-19239


                               LawGibb Group, Inc.
                 -------------------------------------------------
              (Exact name of Registrant as specified in its charter)

Georgia                                                      58-0537111
------------------------------------                       -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

1105 Sanctuary Parkway, Suite 300, Alpharetta, GA                 30004
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                                 (770) 360-0600
                 (Registrant's telephone number including area code)

                                       N/A
               (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at May 15, 2001 was 2,615,884.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
          as of March 31, 2001 and December 31, 2000...........................1

         Condensed Consolidated Statements of Income and Comprehensive Income
          for the Quarters Ended March 31, 2001 and 2000.......................2

         Condensed Consolidated Statements of Cash Flows
          for the Quarters Ended March 31, 2001 and 2000.......................3
 .
         Notes to Condensed Consolidated
          Financial Statements.................................................4


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL
                   CONDITION...................................................6

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK...........................................8


PART II.  OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................8

SIGNATURE......................................................................9


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands, except per share data)

                                                 March 31,          December 31,
                                                   2001                 2000
                                                -----------        -------------
Assets
Current assets:
    Cash and cash equivalents                   $    4,495         $      6,966
    Billed fees receivable, net of allowance        65,291               66,633
    Unbilled work in progress                       31,306               30,382
    Other current assets                             8,738                8,287
                                                -----------        -------------
Total current assets                               109,830              112,268

Property and equipment, net                         14,525               14,532
Equity investments                                     171                1,239
Intangible assets, net                              10,754               11,692
Other assets, net                                    6,173                5,973
                                                -----------        -------------
Total assets                                    $  141,453         $    145,704
                                                ===========        =============



Liabilities and Shareholders' Equity

Current liabilities:
    Short-term borrowings                       $    1,315         $      1,576
    Accounts payable                                13,448               15,960
    Billings in excess of costs and fees
      earned on contracts in progress               16,924               17,475
    Current portion of long-term debt                4,500                4,430
    Other accrued expenses                          10,514               11,935
    Other current liabilities                       13,329               12,857
                                                -----------        -------------
Total current liabilities                           60,030               64,233

Long-term debt                                      16,809               15,341
Deferred income taxes                                1,785                1,917
Minority interest in equity of subsidiaries            129                  132

Cumulative convertible redeemable preferred stock;
      963,398 shares issued and outstanding          9,934                9,929
Shareholders' equity:
    Common stock--$1 par value, 10,000,000
      shares authorized, 2,615,883 and
      2,613,878 shares issued and outstanding        2,616                2,614
    Additional paid-in capital                      28,905               28,866
    Retained earnings                               33,714               33,580
    Accumulated other comprehensive loss           (12,469)             (10,908)
                                                -----------        -------------
                                                    52,766               54,152
                                                -----------        -------------
Total Liabilities and Shareholders' Equity      $  141,453         $    145,704
                                                ===========        =============

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
LAWGIBB GROUP, INC.
(unaudited - dollar in thousands, except per share data)

                                                         For the Quarter
                                                          Ended March 31
                                                 -------------------------------
                                                      2001              2000
                                                 ------------      -------------
Gross fees                                       $     81,821      $     72,486
Less:  Cost of outside services                        13,056             8,504
                                                 -------------     -------------
Net fees                                               68,765            63,982

Direct costs and expenses:
    Payroll                                            22,256            19,570
    Job related expenses                                7,932             7,100
                                                 -------------     -------------
Gross profit                                           38,577            37,312

Indirect costs and expenses:
    Payroll                                            17,329            15,842
    Other expenses                                     20,449            19,376
                                                 -------------     -------------
Operating income                                          799             2,094

Other:
    Interest expense                                     (389)             (180)
    Deferred financing costs                              (14)              (21)
    Other income (expense)                                346               (39)
                                                 -------------     -------------
Income before income taxes and equity
      investments                                         742             1,854

Income tax provision                                     (282)             (686)
Equity investments                                         (3)               41
                                                 -------------     -------------
Net income                                                457             1,209

Less:  Preferred stock dividend
     and accretion                                       (282)             (282)
                                                 -------------     -------------
Net income available to common                   $        175      $        927
     shareholders                                =============     =============

Earnings per common share - basic                $        .07      $        .35
                                                 =============     =============

Earnings per common share - diluted              $        .05      $        .27
                                                 =============     =============

Comprehensive Income (Loss)

Net income                                       $        457      $      1,209
Other comprehensive income:
   Foreign currency translation adjustment             (1,561)           (1,763)
                                                 -------------     -------------
Comprehensive loss                               $     (1,104)     $       (554)
                                                 =============     =============

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands)
                                                                                    For the Quarter
                                                                                     Ended March 31
                                                                             ------------------------------
                                                                                 2001             2000
                                                                             -------------     ------------
Operating activities:
Net income                                                                   $        457      $     1,209
Adjustments to reconcile net income to net cash used in
     operating activities:
         Depreciation and amortization                                              1,586            1,586
         Provision for losses on receivables                                           58              123
         Deferred income taxes                                                       (252)            (380)
         Undistributed losses (earnings) from equity investments                        3              (41)
         Loss on disposal of property and equipment                                     1               45

Changes in operating assets and liabilities net of effects of business acquisitions:
         Billed fees receivable                                                      (182)          (4,398)
         Unbilled work in progress                                                 (1,354)          (1,984)
         Other current assets                                                        (481)             678
         Accounts payable and accrued expenses                                       (582)             (39)
         Billings in excess of costs and fees earned on
              contracts in progress                                                  (163)           1,314
                                                                             -------------     ------------
Net cash used in operating activities                                                (909)          (1,887)

Investing activities:
Business acquisitions, net of cash acquired                                        (1,047)             (82)
Purchases of property and equipment                                                (1,097)            (626)
Proceeds from disposal of property and equipment                                       95               42
Other, net                                                                           (936)            (258)
                                                                             -------------     ------------
Net cash used in investing activities                                              (2,985)            (924)

Financing activities:
Net (payments) proceeds on short-term borrowings                                     (187)             206
Net proceeds (payments) on revolving line of credit and long-term
     borrowings                                                                     1,935           (1,010)
Proceeds from exercise of stock options                                                52                1
Repurchase and retirement of common stock                                             (25)             (84)
Preferred dividends paid                                                             (200)            (200)
                                                                             -------------     ------------
Net cash provided by (used in) financing activities                                 1,575           (1,087)

Effect of exchange rate changes on cash                                              (152)             (83)
                                                                             -------------     ------------
Decrease in cash and cash equivalents                                              (2,471)          (3,981)
Cash and cash equivalents at beginning of period                                    6,966           11,612
                                                                             -------------     ------------
Cash and cash equivalents at end of period                                   $      4,495      $     7,631
                                                                             =============     ============

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LAWGIBB GROUP, INC.
(unaudited  - dollars in thousands, except per share data)

NOTE 1 - There have been no significant changes in the accounting policies of LawGibb Group, Inc. and subsidiaries (collectively, the "Company") during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2000 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K").

NOTE 2 - The unaudited condensed  consolidated  financial  statements  presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles required for complete financial statements. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 2000 included in the Form 10-K. The accompanying condensed consolidated financial statements at and for the first quarter ended March 31, 2001 and 2000 have not been audited by independent auditors in accordance with auditing standards generally accepted in the United States, but in the opinion of the Company's management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the first quarter ended March 31, 2001 may not be indicative of the results that may occur during the year ending December 31, 2001.

NOTE 3 - The Company's operations are conducted principally in the United States, Europe, and Africa. Accordingly, the Company considers its operating segments to be defined as United States Operations and International Operations. For financial reporting purposes, International Operations results are presented separately for operations in the United Kingdom, Europe, Africa, and other countries. The net fees for each segment as described in the table below correspond directly to the net revenues attributable to the geographic areas that are represented by these segments. Inter-segment revenues related to these geographic areas were not material. The table that follows represents combined disclosure for both business segment and geographic area information. See Note 5 below with respect to the May 3, 2001 sale of the Company's European and African operations.

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION


                                              For the Quarter Ended March 31
Net Fees                                           2001            2000
                                               ----------       ----------
United States Operations                       $   44,607       $   41,128
International Operations: United Kingdom           12,638           11,883
                          Europe - Other            6,304            5,711
                          Africa                    4,116            4,145
                          Other                     1,100            1,115
                                               ----------       ----------
Total                                          $   68,765       $   63,982
                                               ==========       ==========
Operating Income
United States Operations                       $      174       $    1,351
International Operations: United Kingdom              226              375
                          Europe - Other               93              307
                          Africa                      187               (3)
                          Other                       119               64
                                               ----------       ----------
Total                                          $      799       $    2,094
                                               ==========       ==========


NOTE 4 - In January 2001, the Company acquired the Fort Worth, Texas operation of Maxim Technologies, Inc. ("Maxim") for a purchase price of approximately $1.0 million in cash. The Company received $0.4 million in property and equipment and recorded $0.6 million in goodwill which is being amortized over a period of 15 years. The results of operations of Maxim have been included in the accompanying condensed consolidated statements of income and comprehensive income since the acquisition date.

NOTE 5 - On May 3, 2001, the Company completed the sale of its International Operations, which operated under the Gibb name, to Jacobs Engineering Group, Inc. pursuant to a Stock Purchase Agreement dated April 28, 2001. In connection with the sale, the Company will reclassify a loss approximating $12.4 million from foreign currency translation adjustment, a component of accumulated other comprehensive loss in shareholders' equity, to loss on sale of business in the income statement. As a consequence, the sale will result in the recognition of a pre-tax loss approximating $12.3 million. The net effect of the transaction on the Company's equity will not be material.


NOTE 6 - Computation of Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:


                                                                    For the Quarter Ended
                                                                           March 31
                                                               -----------------------------
                                                                   2001             2000
                                                               -----------------------------
  Numerator:
   Net income                                                  $    457         $   1,209
   Preferred stock dividends and accretion                         (282)             (282)
                                                               -----------------------------

   Numerator for basic earnings per common share -
     Income available to common shareholders                        175               927

   Effect of dilutive securities:
     Preferred stock dividends and accretion                          -                 -
                                                               -----------------------------
   Numerator for diluted earnings per common share-
     Income available to common shareholders                   $    175         $     927
                                                               =============================

  Denominator:
   Denominator for basic earnings per common share -
     Weighted-average shares                                      2,616             2,616

   Effect of dilutive securities:
     Employee Stock Options                                         167               169
     Other Stock Options                                             65                73
     Cumulative Convertible Redeemable Preferred Stock
       and associated Common Stock Warrants                         590               583
                                                               ------------------------------

     Dilutive potential common shares                               822               825
                                                               ------------------------------

     Denominator for diluted earnings per common share -
       Adjusted weighted-average shares                           3,438             3,441
                                                               ==============================

  Basic earnings per common share                              $    .07         $     .35
                                                               ==============================

  Diluted earnings per common share                            $    .05         $     .27
                                                               ==============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three months indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of income and (ii) the percentage increase or decrease in each of such items in 2001 from the comparable period in the prior year. The Company measures its operating performance on the basis of net fees because a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. The following table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere in this Form 10-Q.

                                                                 Qtr to Qtr
                                                                   Dollar
                                       Quarters Ended             Increase
                                          March 31               (Decrease)
                                 -------------------------    -----------------
                                     2001          2000        2001 vs. 2000
                                 -----------   -----------    -----------------

       Net fees                     100.0%        100.0%             7.5%

       Gross profit                  56.1%         58.3%             3.4%

       Indirect costs and
         expenses                    54.9%         55.0%             7.3%

       Operating income               1.2%          3.3%           (61.8%)

       Net income                     0.1%          1.9%           (62.2%)



RESULTS OF OPERATIONS

Consolidated net fees of $68.8 million for the first quarter of 2001 increased 7.5% from net fees of $64.0 million for the same period in 2000. Net fees from the Company's United States Operations increased 8.5% from $41.1 million for the first three months of 2000 to $44.6 million for the same period in 2001. For six consecutive quarters, the U.S. Operations' net fees have continued to improve on quarter to quarter or rolling four quarters comparisons as project wins produce revenue. Net fees from the International Operations for the first quarter of 2001 increased 5.7% from $22.9 million in 2000 to $24.2 million in 2001. This increase is attributable to the improved performance in European markets and growth in International Operations' Facilities business.

The Company's gross profit margin decreased to 56.1% for the first three months of 2001 compared to 58.3% for the same period of 2000. The increase in direct payroll cost was attributable to the tight labor market for securing and retaining top quality professionals. The gross profit margin of 61.2% for United States Operations in the first three months of 2001 decreased from 63.7% for the first three months of 2000. The International Operations' gross profit margin decreased to 46.6% for the first quarter of 2001 compared to 48.7% for the same period in 2000. Indirect costs and expenses, which include expenses related to both operations support as well as administrative support functions, were $37.8 million, or 54.9% of net fees, for the first three months of 2001, compared with $35.2 million, or 55.0% of net fees, for the same period in 2000. Indirect costs and expenses in the first quarter of 2001 also reflect a $0.6 million charge in connection with a litigation matter. The Company continues to pursue cost containment initiatives throughout the organization.

Interest expense was $0.4 million for the first three months of 2001 compared to $0.2 million for the same period in 2000. In the first three months of 2000, the Company's interest expense was reduced as the Company recognized a gain of $0.3 million related to the early termination of its interest rate swap agreement. The Company's average debt balance for the first three months of 2001 is approximately the same as the first three months of 2000.

Other income includes a $0.3 gain on the sale of an equity investment held by the International Operations.

The effective income tax rate for the first quarter of 2001 was 38%, which is comparable to the 37% effective income tax rate for the first quarter of 2000.

For the first quarter of 2001, the Company recorded net income of $0.5 million ($.07 per common share - basic and $.05 per common share - diluted), which is a decrease from $1.2 million in the first quarter of 2000 ($.35 per common share - basic and $.27 per common share - diluted).


FINANCIAL CONDITION

Cash used in operations over the first quarter of 2001 of $0.9 million decreased from cash used in operations of $1.9 million during the first quarter of 2000. This decrease was primarily due to the cash provided by a reduction in Billed Fees Receivable.

Capital expenditures during the first quarter of 2001 and the first quarter of 2000 were $1.1 million and $0.6 million, respectively. In order to continue to enhance productivity, the Company has continued, and will continue, its capital spending programs, particularly for computers and other technology-related equipment. The Company believes that the capital spending amount allowed by its credit facility of $7.0 million per year is sufficient to meet foreseeable requirements.

The Company reported debt and short-term borrowings of $22.6 million at March 31, 2001, compared to $21.3 million at December 31, 2000. Debt and short-term borrowings as a percentage of total capitalization amounted to 26.5% at March 31, 2001, compared to 25.0% at December 31, 2000.

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash provided by operations and borrowings available under its credit facility will be sufficient to meet its requirements for the foreseeable future.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the use of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Over the first three months of 2001, 938 shares were traded out of the Plan, totaling approximately $25,000.

Cash dividends on Common Stock have been and continue to be prohibited under the current and previous bank credit facilities. As required by the terms of the Company's outstanding Cumulative Convertible Redeemable Preferred Stock and permitted by the credit facility, the Company paid dividends to the holders of the Preferred Stock. These dividends totaled $0.2 million, or $0.21 per preferred share for the three months ended March 31, 2001.

General economic inflation had the effect of increasing the Company's basic costs of operations. These increased costs were generally recovered through increases in contract prices.

The impact of foreign currency translation was significant during the first quarter of 2001. The translation of the Company's foreign subsidiaries for the first three months of 2001 resulted in a change of $1.6 million in the foreign currency translation adjustment component of shareholders' equity. This component is reported on the Company's condensed consolidated balance sheet in the line item entitled Accumulated Other Comprehensive Loss. This fluctuation was caused primarily by increased strength of the U.S. dollar relative to the pound sterling and the South African rand from December 31, 2000 to March 31, 2001.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various types of market risks in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Except for the effect of foreign currency translation discussed previously, there have been no other material changes in these exposures during the periods presented. For a description of these market risks, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's Form 10-K .

PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                3.04 Bylaws of the Company as amended through February 14, 2001.


            (b) Reports on Form 8-K

                Current Report on Form 8-K, filed February 16, 2001, reporting under Item 5 the announcement of the signed letter of intent for the sale of Gibb International Holdings, Inc. to Jacobs Jacobs Engineering Group, Inc.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LAWGIBB GROUP, INC.




                                    /s/ Robert B. Fooshee
                                    ---------------------
                                    Robert B. Fooshee
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer

                                    Dated:  May 15, 2001



9