Form 10-Q
period 2001-06-30
LAWGIBB GROUP INC
filed 2001-08-15
CIK 853323

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission file number: 0-19239


                               LawGibb Group, Inc.
             -------------------------------------------------
           (Exact name of Registrant as specified in its charter)

Georgia                                                          58-0537111
------------------------------------                         -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1105 Sanctuary Parkway, Suite 300, Alpharetta, GA                 30004
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                               (770) 360-0600
             --------------------------------------------------
             (Registrant's telephone number including area code)

                                     N/A
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at August 14, 2001 was 2,617,348.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
          as of June 30, 2001 and December 31, 2000............................1

         Condensed Consolidated Statements of Operations and Comprehensive
          Income for the Quarters and Six-Month Periods Ended June 30, 2001 and
          2000.................................................................2

         Condensed Consolidated Statements of Cash Flows
          for the Six-Month Periods Ended June 30, 2001 and 2000...............4
 .
         Notes to Condensed Consolidated
          Financial Statements.................................................5


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                 AND FINANCIAL CONDITION ......................................8

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...10


PART II. OTHER INFORMATION


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................10

SIGNATURE.....................................................................11

PART  I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands, except per share data)
Assets                                                           June 30,            December 31,
                                                                   2001                  2000
                                                             -----------------    ------------------
Current assets:
    Cash and cash equivalents                                $          10,517    $            2,319
    Billed fees receivable, net of allowance                            41,146                41,571
    Unbilled work in progress                                           15,502                15,279
    Other current assets                                                 5,397                 5,079
    Current assets of discontinued operations                               --                48,020
                                                             ------------------    ------------------
Total current assets                                                    72,562               112,268
Property and equipment, net                                             10,615                10,978
Equity investments                                                         134                   175
Goodwill, net                                                            1,553                   942
Other assets, net                                                       10,743                 5,558
Noncurrent assets of discontinued operations                                --                15,783
                                                             ------------------    ------------------
Total Assets                                                 $          95,607     $         145,704
                                                             ==================    ==================

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                         $          10,684     $          12,193
    Billings in excess of costs and fees earned on
      contracts in progress                                              2,367                 2,256
    Current portion of long-term debt                                       --                 3,955
    Other accrued expenses                                               5,141                 6,445
    Other current liabilities                                           12,668                10,147
    Current liabilities of discontinued operations                          --                29,237
                                                             ------------------    -------------------
Total current liabilities                                               30,860                64,233

Long-term debt                                                              --                10,941
Deferred income taxes                                                    1,011                 1,238
Noncurrent liabilities of discontinued operations                           --                 5,211

Cumulative convertible redeemable preferred stock;
      963,398 shares issued and outstanding                              9,939                 9,929
Shareholders' equity:
    Common stock--$1 par value; authorized: 10,000,000
      shares; issued and outstanding:  2,614,923 shares
      in 2001 and 2,613,878 shares in 2000                               2,615                 2,614
    Additional paid-in capital                                          28,894                28,866
    Retained earnings                                                   22,317                33,580
    Accumulated other comprehensive loss                                   (29)              (10,908)
                                                             ------------------    -------------------
                                                                        53,797                54,152
                                                             ------------------    -------------------
Total Liabilities and Shareholders' Equity                   $          95,607     $         145,704
                                                             ==================    ===================

See accompanying notes.

1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
LAWGIBB GROUP, INC.
(unaudited - in thousands, except per share data)

                                                        For the Quarters                       For the Six Months
                                                          Ended June 30                           Ended June 30
                                                ----------------------------------      -----------------------------------
                                                     2001               2000                 2001                2000
                                                ---------------    ---------------      ---------------     ---------------
Gross fees                                      $       54,616     $       51,290       $      108,596      $       99,267
Less:  Cost of outside services                          8,346              7,362               17,719              14,211
                                                ---------------    ---------------      ---------------     ---------------
Net fees                                                46,270             43,928               90,877              85,056

Direct costs and expenses:
    Payroll                                             14,550             13,067               28,557              25,459
    Job related expenses                                 3,527              3,134                6,818               5,690
                                                ---------------    ---------------      ---------------     ---------------
Gross profit                                            28,193             27,727               55,502              53,907

Indirect costs and expenses:
    Payroll                                             11,407             10,279               24,128              21,473
    Other expenses                                      13,761             13,650               28,403              27,630
                                                ---------------    ---------------      ---------------     ---------------
Operating income                                         3,025              3,798                2,971               4,804

Other:
    Interest expense                                      (112)              (323)                (370)               (345)
    Deferred financing costs                               (14)                (7)                 (29)                (28)
    Other income (expense)                                  18                 15                   19                 (25)
                                                ---------------    ---------------      ---------------      --------------
    Income before income taxes and                       2,917              3,483                2,591               4,406
      equity investments

Income tax provision                                      (983)              (911)                (984)             (1,215)
Equity investments                                           3                 (2)                  --                   7
                                                ---------------    ---------------      ---------------     ---------------
Income from continuing operations                        1,937              2,570                1,607               3,198

Income (loss) from discontinued
      operations, net of tax                              (375)               806                  403               1,387
Loss from disposal of discontinued
      operations, net of tax                           (12,681)                --              (12,681)                 --
                                                ---------------    ---------------      ---------------     ---------------
Income (loss) from discontinued
      operations                                       (13,056)               806              (12,278)              1,387
                                                ---------------    ---------------      ---------------     ---------------
Net Income (Loss)                               $      (11,119)    $        3,376       $      (10,671)     $        4,585
                                                ===============    ===============      ===============     ===============


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
LAWGIBB GROUP, INC.
(unaudited - in thousands, except per share data)

                                                               For the Quarters                     For the Six Months
                                                                 Ended June 30                         Ended June 30
                                                    ---------------------------------------- ----------------------------------
                                                          2001                2000                2001               2000
                                                    -----------------    ----------------    ---------------    ---------------
Income Available to Common Shareholders
Income from continuing operations                   $         1,937      $        2,570      $       1,607      $        3,198
Less:  Preferred stock dividend and
     accretion                                                 (282)               (282)              (564)               (564)
                                                    -----------------    ----------------    ---------------    ---------------
Income from continuing operations available to                1,655               2,288              1,043               2,634
     common shareholders

Income (loss) from discontinued operations                  (13,056)                806            (12,278)              1,387
                                                    -----------------    ----------------    ---------------    ---------------

Net income (loss) available to common
     shareholders                                   $       (11,401)     $         3,094     $     (11,235)     $        4,021
                                                    =================    ================    ===============    ===============


Earnings per common share - basic:
   Continuing operations                            $           .63      $           .88     $         .40      $         1.01
   Discontinued operations                                    (4.99)                 .30             (4.70)                .53
   Net income (loss)                                          (4.36)                1.18             (4.30)               1.54

Earnings per common share - diluted:
   Continuing operations                            $           .49      $           .68     $         .30      $          .77
   Discontinued operations                                    (3.83)                 .21             (3.58)                .41
   Net income (loss)                                          (3.34)                 .89             (3.28)               1.18



Comprehensive Income
Net income (loss)                                   $       (11,119)     $         3,376     $     (10,671)     $        4,585
Other comprehensive income:
   Unrealized holding gains (losses)                            (16)                   6               (21)                  6
   Foreign currency translation adjustment                      --                  (168)               --              (1,931)
   Reclassification adjustment due to foreign
     currency translation adjustment recognized              12,456                   --            10,900                  --
                                                    -----------------    ----------------    ---------------    ---------------
Comprehensive income                                $         1,321      $         3,214     $         208      $        2,660
                                                    =================    ================    ===============    ===============
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAWGIBB GROUP, INC.
(unaudited - dollars in thousands)
                                                                                      For the Six Months
                                                                                        Ended June 30
                                                                             ------------------------------------
                                                                                   2001                2000
                                                                             -----------------    ---------------
Operating activities
Income from continuing operations                                            $          1,607     $        3,198
Adjustments to reconcile net income to net cash provided  by
    (used in) operating activities:
         Depreciation and amortization                                                  2,323              2,238
         Provision for losses on receivables                                              193                350
         Deferred income taxes                                                           (523)              (969)
         Undistributed  losses from equity investments                                     --                 (8)
         Loss on disposal of property and equipment                                         4                 57

Changes in operating assets and liabilities:
         Billed fees receivable                                                           232             (6,035)
         Unbilled work in progress                                                       (223)            (2,053)
         Other current assets                                                            (384)               709
         Accounts payable and accrued expenses                                         (1,394)               922
         Billings in excess of costs and fees earned on
              contracts in progress                                                       111               (538)
                                                                             -----------------    ---------------
Net cash provided by (used in) continuing operations                                    1,946             (2,129)
Net cash provided by (used in) discontinued operations                                  4,527             (4,178)
                                                                             -----------------    ---------------
Net cash provided by (used in) operating activities                                     6,473             (6,307)

Investing activities
Business acquisitions, net of cash acquired                                              (993)              (338)
Purchases of property and equipment                                                    (1,443)            (1,946)
Proceeds from disposal of property and equipment                                           24                 31
Discontinued operations, net of cash sold                                              16,370                865
Other, net                                                                               (391)               (17)
                                                                             -----------------    ---------------
Net cash provided by (used in) investing activities                                    13,567             (1,405)

Financing activities
Net proceeds (payments) on revolving line of credit and
       long-term borrowings                                                           (14,896)             1,687
 Proceeds from exercise of stock options                                                   52                 23
 Repurchase and retirement of common stock                                                (51)              (139)
 Preferred dividends paid                                                                (400)              (400)
 Discontinued operations                                                                3,269              1,005
                                                                             -----------------    ---------------
Net cash provided by (used in) financing activities                                   (12,026)             2,176

Increase in cash and cash equivalents from discontinued
       operations                                                                         184              2,641
                                                                             -----------------    ---------------
Increase (decrease) in cash and cash equivalents                                        8,198             (2,895)
Cash and cash equivalents at beginning of period                                        2,319              4,676
                                                                             -----------------    ---------------
Cash and cash equivalents at end of period                                   $         10,517     $        1,781
                                                                             =================    ===============

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LAWGIBB GROUP, INC.
(unaudited  - dollars in thousands, except per share data)

NOTE 1 - There have been no significant changes in the accounting policies of LawGibb Group, Inc. (the "Company") during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K").

NOTE 2 - The unaudited condensed  consolidated  financial  statements  presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles required for complete financial statements. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 2000 included in the Form 10-K. The accompanying condensed consolidated financial statements for the quarter and six months ended June 30, 2001 and 2000 have not been audited by independent auditors in accordance with auditing standards generally accepted in the United States, but in the opinion of the Company's management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the quarter and six months ended June 30, 2001 may not be indicative of the results that may occur during the year ending December 31, 2001.

NOTE 3 - In January 2001, the Company acquired the Fort Worth, Texas operation of Maxim Technologies, Inc. ("Maxim") for a purchase price of approximately $1.0 million in cash. The Company received $0.4 million in property and equipment and recorded $0.6 million in goodwill which is being amortized over a period of 15 years. The results of operations of Maxim have been included in the accompanying condensed consolidated statements of operations and comprehensive income since the acquisition date.

NOTE 4 - On May 3, 2001, the Company completed the sale of its turnkey engineering services segment for $26.8 million in cash plus an assumption of debt by the purchaser of approximately $7.7 million. The cash proceeds include a $5.0 million escrow for certain defined possible liabilities. These services were provided in the United Kingdom, Europe, Africa and in certain other international locations. This business was a provider of multidisciplinary design, consulting and management services for infrastructure, industrial, and building projects at each stage from project conception to completion, with on going follow-up in the operation and maintenance phases. These services were provided to the owner or general contractors associated with large construction projects. This segment of the business has been accounted for as a discontinued operation and accordingly the accompanying consolidated financial statements reflect the operating results, balance sheet and cash flows of the discontinued operations separately from continuing operations for all periods presented.

The continuing operations are composed of engineering support services, which are located in the United States. This business is a provider of geotechnical and materials analysis and testing and environmental services such as regulatory compliance planning, field data collection, laboratory analysis, data evaluation and interpretation, and waste site cleanup planning. Engineering support services are generally provided as a specific service to owners, sub-contractors of a general contractor or a sub-contractor of a sub-contractor of construction and construction related projects.

The operating results of the discontinued operations were as follows with the 2001 results including operations through the date of sale:

                                     As of and For the Quarters              As of and For the Six Months
                                            Ended June 30                            Ended June 30
                                      2001                2000                 2001                 2000
                               ------------------- -------------------- -------------------- -------------------
Net fees                        $        9,155      $       22,695       $       33,313       $      45,549
Gross profit                             3,812              10,555               15,079              21,686
Operating income (loss)                   (356)              1,470                  496               2,558
Net income (loss)                         (375)                806                  403               1,387

5

Net assets of the discontinued operations at December 31, 2000 were as follows:

Cash                                                              $      4,647
Billed fees receivable, net                                             25,062
Unbilled work in progress                                               15,103
Other current assets                                                     3,208
Property, plant & equipment, net                                         3,553
Intangible assets, net                                                  10,751
Other assets                                                             1,479
Short term borrowings                                                   (2,051)
Accounts payable and accrued expenses                                  (11,967)
Billings in excess of costs                                            (15,219)
Long term debt                                                          (4,400)
Deferred income taxes                                                     (679)
Minority interest in equity                                               (132)
                                                                   ------------
                                                                   $     29,355
                                                                   ============

NOTE 5 - Computation of Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share:
                                                                    For the Quarters Ended              For the Six Months Ended
                                                                            June 30                              June 30
                                                               -------------------------------------------------------------------
                                                                   2001             2000               2001               2000
                                                               ----------------------------------- -------------------------------
Numerator:
   Income from continuing operations                           $   1,937        $   2,570          $   1,607         $     3,198
   Preferred stock dividends and accretion                          (282)            (282)              (564)               (564)
                                                               ----------------------------------- -------------------------------
   Numerator for basic earnings per common
      share -  Income from continuing operations
      available to common  shareholders                            1,655            2,288              1,043               2,634
   Numerator for basic earnings per common share - Income
      (loss) from discontinued operations available to common
      shareholders                                               (13,056)             806            (12,278)              1,387
                                                               ----------------------------------- -------------------------------
   Numerator for basic earnings per common share - Net income
      (loss) available to common shareholders                  $ (11,401) $         3,094          $ (11,235)        $     4,021
                                                               =================================== ===============================

   Effect of dilutive securities:
   Income from continuing operations                           $   1,655        $   2,288          $   1,043         $     2,634
   Preferred stock dividends and accretion                            --              282                 --                  --
                                                               ----------------------------------- -------------------------------
   Numerator for diluted earnings per common
      share -  Income from continuing operations available
      to common shareholders                                       1,655            2,570              1,043               2,634
   Numerator for diluted earnings per common share - Income
      (loss) from discontinued operations available to common
      shareholders                                               (13,056)             806            (12,278)              1,387
                                                               ----------------------------------- -------------------------------
   Numerator for diluted earnings per common share - Net
      income (loss) available to common shareholders           $ (11,401) $         3,376          $ (11,235)         $    4,021
                                                               =================================== ===============================

Denominator:
   Denominator for basic earnings per common
       share - Weighted-average shares                             2,615            2,614              2,615               2,615

   Effect of dilutive securities:
       Employee Stock Options                                        146              147                157                 158
       Other Stock Options                                            56               65                 60                  69
       Cumulative Convertible Redeemable
            Preferred Stock and associated Common
            Stock Warrants                                           592              963                591                 563
                                                               ----------------------------------- -------------------------------
   Dilutive potential common shares                                  794            1,175                808                 790
                                                               ----------------------------------- -------------------------------
   Denominator for diluted earnings per common
      share - Adjusted weighted-average shares                     3,409            3,789              3,423               3,405
                                                               =================================== ===============================

Earnings per common share - basic:
   Continuing operations                                       $     .63        $     .88          $     .40          $     1.01
   Discontinued operations                                         (4.99)             .30              (4.70)                .53
   Net income (loss)                                               (4.36)            1.18              (4.30)               1.54

Earnings per common share - diluted:
   Continuing operations                                       $     .49        $     .68          $     .30          $      .77
   Discontinued operations                                         (3.83)             .21              (3.58)                .41
   Net income (loss)                                               (3.34)             .89              (3.28)               1.18

----------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the quarters and six months indicated, (i) the percentage of net fees represented by certain items reflected in the Company's condensed consolidated statements of operations and (ii) the percentage increase or decrease in each of these items in the 2001 periods from the comparable periods in the prior year. The Company measures its operating performance on the basis of net fees since a substantial portion of gross fees flow through to clients as costs of subcontractors and other project-specific outside services. Net fees are determined by deducting the cost of these outside services from gross fees. The following table and the subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

On May 3, 2001, the Company completed the sale of its turnkey engineering services segment provided by its International business to Jacobs Engineering Group, Inc. The transaction was consummated pursuant to a Stock Purchase Agreement dated April 28, 2001. These operations have been classified as discontinued operations in the condensed consolidated financial statements and in the following discussion.

                                                                    Qtr to Qtr                                             YTD
                                                                      Dollar                                             Dollar
                                          Quarters Ended             Increase          Six Month Periods Ended          Increase
                                             June 30                (Decrease)                 June 30                 (Decrease)
                                     -------------------------    ----------------    ---------------------------    ---------------
                                        2001          2000         2001 vs. 2000         2001           2000          2001 vs. 2000
                                     -----------   -----------    ----------------    ------------   ------------    ---------------
Net fees                                100.0%        100.0%             5.3%             100.0%         100.0%             6.8%

Gross profit                             60.9%         63.1%             1.7%              61.1%          63.4%             3.0%

Indirect costs and
  expenses                               54.4%         54.5%             5.2%              57.8%          57.7%             7.0%

Operating income from continuing
  operations                              6.5%          8.6%           (20.4%)              3.3%           5.6%           (38.2%)

Income after tax from continuing
  operations                              4.2%          5.9%           (24.6%)              1.8%           3.8%           (49.7%)

Income (loss) from discontinued
  operations                            (28.2%)         1.8%         (1719.9%)            (13.5%)          1.6%          (985.2%)

Net income (loss)                       (24.0%)         7.7%          (429.4%)            (11.7%)          5.4%          (332.7%)


RESULTS OF OPERATIONS

For the first six months of 2001, a $12.7 million loss on the disposal of discontinued operations (discussed below) lead to a net loss of $10.7 million. For the second quarter of 2001, the Company recorded a net loss of $11.1 million ($4.36 loss per common share - basic and $3.34 loss per common share - diluted) which is a decrease from net income of $3.4 million in 2000 ($1.18 per common share - basic and $0.89 per common share- diluted). For the first six months of 2001, the Company recorded a net loss of $10.7 million ($4.30 loss per common share - basic and $3.28 loss per common share - diluted) which is a decrease from net income of $4.6 million in 2000 ($1.54 per common share - basic and $1.18 per common share - diluted).

Continuing Operations

The Company continues to concentrate on growing its net fees and increasing project wins. Net fees increased 5.3% from $43.9 million for the second quarter of 2000 to $46.3 million for the same period in 2001. For the first six months of 2001, net fees increased 6.8% from $85.1 million for the first six months of 2000 to $90.9 million.

The gross profit margin of 60.9% for the second quarter of 2001 reflected a decrease compared to 63.1% for the same period of 2000. For the six months ended June 30, 2001, the gross profit margin of 61.1% also reflected a decrease compared to 63.4% for the same period of 2000. Gross profit was adversely affected by project labor inefficiencies experienced on specific projects and in certain regions of the United States during the first six months of 2001.

Indirect costs and expenses, which includes non-billable direct labor, operations support personnel as well as administrative support functions, were $52.5 million, or 57.8% of net fees, for the first six months of 2001, compared with $49.1 million, or 57.7% of net fees, for the same period in 2000. Indirect costs and expenses were $25.2 million, or 54.4% of net fees, for the second quarter of 2001, compared with $23.9 million, or 54.5% of net fees, for the second quarter of 2000. Indirect expenses for the first six months of 2001 include labor costs in excess of current needs and $1.0 million of severance recorded in the quarter to bring the labor costs back into balance.

Interest expense was $0.1 million and $0.4 million for the second quarter and first six months of 2001, respectively. This compares to interest expense of $0.3 million for the second quarter and first six months of 2000. In the first six months of 2000, interest expense was reduced as the Company recognized a gain of $0.3 million related to the early termination of its interest rate swap agreement. Also the Company's average debt balance for the first six months of 2001 decreased to $15.5 million from $22.0 million for the first six months of 2000.

The effective income tax rate was 38.0% for the first six months of 2001, compared to 27.6% for the first six months of 2000. The 2000 annual effective income tax rate benefited from anticipated research and development credits and adjustments for balance sheet tax accruals that were deemed to be no longer necessary.

For the second quarter of 2001, the Company recorded income from continuing operations of $1.9 million ($0.63 per common share - basic and $0.49 per common share - diluted) which is a decrease from $2.6 million in 2000 ($0.88 per common share - basic and $0.68 per common share- diluted). For the first six months of 2001, the Company recorded income from continuing operations of $1.6 million ($0.40 per common share - basic and $0.30 per common share - diluted) which is a decrease from $3.2 million in 2000 ($1.01 per common share - basic and $0.77 per common share - diluted).

Discontinued Operations

In the second quarter of 2001, the Company recognized a loss of $12.7 million on the sale of its International operations. The loss consisted of $12.5 million from the reclassification of the accumulated foreign currency translation losses previously included as a separate component of shareholders' equity and $0.2 million loss on the sale. The proceeds from the sale of $26.8 million, less $5.0 million held in escrow, were used to liquidate all outstanding debt obligations.

Net fees for discontinued operations were $9.1 million and $33.3 million for the second quarter and first six months of 2001, respectively. Results of the discontinued operations were a net loss of $0.4 for the second quarter of 2001 and net income of $0.4 million for the six months ended June 30, 2001.

For the second quarter of 2001, the Company recorded a loss from discontinued operations of $13.1 million ($4.99 loss per common share - basic and $3.83 loss per common share - diluted) which is a decrease from income of $0.8 million in 2000 ($0.30 per common share - basic and $0.21 per common share- diluted). For the first six months of 2001, the Company recorded a loss from discontinued operations of $12.3 million ($4.70 loss per common share - basic and $3.58 loss per common share - diluted) which is a decrease from income of $1.4 million in 2000 ($0.53 per common share - basic and $0.41 per common share - diluted).

FINANCIAL CONDITION

Cash provided by operations over the first six months of 2001 was $6.5 million as compared to cash used by operations of $6.3 million during the first six months of 2000. This increase was primarily due to improved working capital management.

Capital expenditures during the first six months of 2001 and the first six months of 2000 were $1.4 million and $1.9 million, respectively. In order to continue to enhance productivity the Company has continued, and will continue, its capital spending programs, particularly for computers and other technology-related equipment. The Company believes that the capital spending amount allowed by its credit facility ($7.0 million per year) is sufficient to meet foreseeable requirements.

Cash balances increased significantly to $10.5 million at June 30, 2001 from $2.3 million at December 31, 2000 as a result of the net proceeds from the sale of the International business. A portion of the proceeds from the sale of discontinued operations was used to repay outstanding debt. As a result, the Company reported no short-term borrowings or debt at June 30, 2001, compared to $14.9 million at December 31, 2000. The Company believes that, in addition to strengthening its balance sheet, the sale and resulting cash balances position the Company to invest in higher return opportunities.

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash balances, cash provided by operations and borrowings available under its credit facility will be sufficient to meet its requirements for the foreseeable future.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the use of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Over the first six months of 2001, 1,899 shares were traded out of the Plan totaling approximately $51,000.

Cash dividends on Common Stock have been and continue to be prohibited under the current and previous bank credit facilities. As required by the terms of the Company's outstanding Cumulative Convertible Redeemable Preferred Stock and permitted by the credit facility, the Company paid dividends to the holders of the Preferred Stock. For the second quarter, dividends totaled $0.2 million, or $0.21 per preferred share. For the six months ended June 30, 2001, dividends totaled $0.4 million, or $0.42 per preferred share.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various types of market risks in the normal course of business, including the impact of interest rate changes. For a description of these market risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K. At the end of the second quarter 2001, however, the Company has no debt recorded on its balance sheet.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              10.27 Second Amendment to Supplemental Executive Retirement Plan effective April 1, 2001.

          (b) Reports on Form 8-K

               Current Report on Form 8-K, filed May 18, 2001,  reporting under
               Item 2 the sale of the international business, which operated under the Gibb name, to Jacobs Engineering Group, Inc.

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


Dated:    August 15, 2001


11