Form 10-Q
period 2001-09-30
LAWGIBB GROUP INC
filed 2001-11-13
CIK 853323

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                 (770) 360-0600
                ---------------------------------------------------
                (Registrant's telephone number including area code)

                               LawGibb Group, Inc.
--------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

The number of shares of Common Stock of the Company, par value $1.00 per share, outstanding at November 13, 2001 was 2,614,546.

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
          as of September 30, 2001 and December 31, 2000.......................1

         Condensed Consolidated Statements of Operations and Comprehensive
          Income for the Quarters and Nine-Month Periods Ended September 30,
          2001 and 2000........................................................2

         Condensed Consolidated Statements of Cash Flows
          for the Nine-Month Periods Ended September 30, 2001 and 2000.........4
 .
         Notes to Condensed Consolidated Financial Statements..................5


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                 AND FINANCIAL CONDITION.......................................8

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...10


PART II. OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........10

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................11

SIGNATURE.....................................................................12

PART  I  FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
LAW COMPANIES GROUP, INC.
(unaudited - dollars in thousands, except per share data)
Assets                                                          September 30,         December 31,
                                                                    2001                  2000
                                                             ------------------    ------------------
Current assets:
    Cash and cash equivalents                                $          13,317     $           2,319
    Billed fees receivable, net of allowance                            40,372                41,571
    Unbilled work in progress                                           18,934                15,279
    Other current assets                                                 5,256                 5,079
    Current assets of discontinued operations                               --                48,020
                                                             ------------------    ------------------
Total current assets                                                    77,879               112,268
Property and equipment, net                                             10,209                10,978
Equity investments                                                         134                   175
Goodwill, net                                                            1,525                   942
Other assets, net                                                       11,548                 5,558
Noncurrent assets of discontinued operations                                --                15,783
                                                             ------------------    ------------------
Total Assets                                                 $         101,295     $         145,704
                                                             ==================    ==================


Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                         $          11,400     $           12,193
    Billings in excess of costs and fees earned on
      contracts in progress                                              2,687                  2,256
    Current portion of long-term debt                                       --                  3,955
    Other accrued expenses                                               5,659                  6,445
    Other current liabilities                                           13,715                 10,147
    Current liabilities of discontinued operations                          --                 29,237
                                                             ------------------    -------------------
Total current liabilities                                               33,461                 64,233

Long-term debt                                                              --                 10,941
Deferred income taxes                                                      898                  1,238
Noncurrent liabilities of discontinued operations                           --                  5,211

Cumulative convertible redeemable preferred stock;
      963,398 shares issued and outstanding                              9,945                  9,929
Shareholders' equity:
    Common stock--$1 par value; authorized: 10,000,000
      shares; issued and outstanding:  2,615,743 shares
      in 2001 and 2,613,878 shares in 2000                               2,616                  2,614
    Additional paid-in capital                                          28,874                 28,866
    Retained earnings                                                   25,519                 33,580
    Accumulated other comprehensive loss                                   (18)               (10,908)
                                                             ------------------    -------------------
                                                                        56,991                 54,152
                                                             ------------------    -------------------
Total Liabilities and Shareholders' Equity                   $         101,295     $          145,704
                                                             ==================    ===================

See accompanying notes.

1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME LAW COMPANIES GROUP, INC.
(unaudited - in thousands, except per share data)

                                                        For the Quarters                        For the Nine Months
                                                       Ended September 30                       Ended September 30
                                                ----------------------------------      -----------------------------------
                                                     2001               2000                 2001                2000
                                                ---------------    ---------------      ---------------     ---------------
Gross fees                                      $       56,713     $       54,112       $      165,309      $      153,378
Less:  Cost of outside services                          9,575              9,601               27,294              23,812
                                                ---------------    ---------------      ---------------     ---------------
Net fees                                                47,138             44,511              138,015             129,566

Direct costs and expenses:
    Payroll                                             14,235             13,200               42,792              38,658
    Job related expenses                                 4,164              3,131               10,982               8,821
                                                ---------------    ---------------      ---------------     ---------------
Gross profit                                            28,739             28,180               84,241              82,087

Indirect costs and expenses:
    Payroll                                             10,482             10,504               34,610              31,977
    Other expenses                                      13,561             13,016               41,964              40,646
                                                ---------------    ---------------      ---------------     ---------------
Operating income                                         4,696              4,660                7,667               9,464

Other:
    Interest income (expense)                              495               (371)                 125                (716)
    Deferred financing costs                               (14)               (14)                 (43)                (42)
    Other income (expense)                                  (1)                19                   18                  (6)
                                                ---------------    ---------------      ---------------     ---------------
    Income before income taxes and                       5,176              4,294                7,767               8,700
      equity investments

Income tax provision                                    (1,656)            (1,343)              (2,640)             (2,558)
Equity investments                                          --                 (4)                  --                   3
                                                ---------------    ---------------      ---------------     ---------------
Income from continuing operations                        3,520              2,947                5,127               6,145

Income from discontinued operations, net
      of tax                                               --                 172                  403               1,559
Loss from disposal of discontinued
      operations, net of tax                                (8)                --              (12,689)                 --
                                                ---------------    ---------------      ---------------     ---------------
Income (loss) from discontinued
      operations                                            (8)               172              (12,286)              1,559
                                                ---------------    ---------------      ---------------     ---------------
Net Income (Loss)                               $        3,512     $        3,119       $       (7,159)     $        7,704
                                                ===============    ===============      ===============     ===============

2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
LAW COMPANIES GROUP, INC.
(unaudited - in thousands, except per share data)

                                                               For the Quarters                     For the Nine Months
                                                              Ended September 30                    Ended September 30
                                                    ---------------------------------------- ----------------------------------
                                                          2001                2000                2001               2000
                                                    -----------------    ----------------    ---------------    ---------------
Income Available to Common Shareholders
Income from continuing operations                   $         3,520      $        2,947      $       5,127      $       6,145
Less:  Preferred stock dividend and
     accretion                                                 (282)               (282)              (846)              (846)
                                                    -----------------    ----------------    ---------------    ---------------
Income from continuing operations available to                3,238               2,665              4,281              5,299
     common shareholders

Income (loss) from discontinued operations                       (8)                172            (12,286)             1,559
                                                    -----------------    ----------------    ---------------    ---------------

Net income (loss) available to common
     shareholders                                   $         3,230      $        2,837      $      (8,005)     $       6,858
                                                    =================    ================    ===============    ===============


Earnings per common share - basic:
   Continuing operations                            $          1.24      $         1.02      $        1.64      $        2.03
   Discontinued operations                                     (.01)                .07              (4.70)               .59
   Net income (loss)                                           1.23                1.09              (3.06)              2.62

Earnings per common share - diluted:
   Continuing operations                            $           .94      $          .78      $        1.25      $        1.62
   Discontinued operations                                     (.01)                .04              (3.59)               .41
   Net income (loss)                                            .93                 .82              (2.34)              2.03



Comprehensive Income
Net income (loss)                                   $         3,512      $        3,119      $      (7,159)     $       7,704
Other comprehensive income:
   Unrealized holding gains (losses)                             11                  (3)               (10)                 3
   Foreign currency translation adjustment                       --              (2,322)                --             (4,253)
   Reclassification adjustment due to foreign
     currency translation adjustment recognized                  --                  --             10,900                 --
                                                    -----------------    ----------------    ---------------    ---------------
Comprehensive income                                $         3,523      $          794      $       3,731      $       3,454
                                                    =================    ================    ===============    ===============
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LAW COMPANIES GROUP, INC.
(unaudited - dollars in thousands)
                                                                                     For the Nine Months
                                                                                      Ended September 30
                                                                             ------------------------------------
                                                                                   2001                2000
                                                                             -----------------    ---------------
Operating activities
Income from continuing operations                                            $          5,127     $        6,145
Adjustments to reconcile net income to net cash provided  by
    (used in) operating activities:
         Depreciation and amortization                                                  3,348              3,401
         Provision for losses on receivables                                              342                484
         Deferred income taxes                                                         (1,040)            (1,455)
         Undistributed  losses from equity investments                                     --                 (3)
         Loss on disposal of property and equipment                                        14                 81

Changes in operating assets and liabilities:
         Billed fees receivable                                                           857             (8,531)
         Unbilled work in progress                                                     (3,655)            (3,504)
         Other current assets                                                             160                364
         Accounts payable and accrued expenses                                            887              2,495
         Billings in excess of costs and fees earned on
              contracts in progress                                                       431                (30)
                                                                             -----------------    ---------------
Net cash provided by (used in) continuing operations                                    6,471               (553)
Net cash provided by (used in) discontinued operations                                  4,527               (454)
                                                                             -----------------    ---------------
Net cash provided by (used in) operating activities                                    10,998             (1,007)

Investing activities
Business acquisitions, net of cash acquired                                             (993)               (338)
Purchases of property and equipment                                                   (2,054)             (2,954)
Proceeds from disposal of property and equipment                                          32                  74
Discontinued operations, net of cash sold                                             16,362                (580)
Other, net                                                                            (1,258)                 71
                                                                             -----------------    ---------------
Net cash provided by (used in) investing activities                                   12,089              (3,727)

Financing activities
Net proceeds (payments) on revolving line of credit and
       long-term borrowings                                                          (14,896)                973
Proceeds from exercise of stock options                                                   52                  23
Repurchase and retirement of common stock                                                (98)               (191)
Preferred dividends paid                                                                (600)               (600)
Discontinued operations                                                                3,269                (540)
                                                                             -----------------    ---------------
Net cash used in financing activities                                                (12,273)               (335)

Increase in cash and cash equivalents from discontinued
       operations                                                                        184               1,523
                                                                             -----------------    ---------------
Increase (decrease) in cash and cash equivalents                                      10,998              (3,546)
Cash and cash equivalents at beginning of period                                       2,319               4,676
                                                                             -----------------    ---------------
Cash and cash equivalents at end of period                                   $        13,317      $        1,130
                                                                             =================    ===============

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LAW COMPANIES GROUP, INC.
(unaudited  - dollars in thousands, except per share data)

NOTE 1 - There have been no significant changes in the accounting policies of Law Companies Group, Inc. (the "Company"), formerly LawGibb Group, Inc., during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K").

NOTE 2 - The unaudited condensed  consolidated  financial  statements  presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles required for complete financial statements. These statements should be read in conjunction with the Consolidated Financial Statements and Notes for the year ended December 31, 2000 included in the Form 10-K. The accompanying condensed consolidated financial statements for the quarter and nine months ended September 30, 2001 and 2000 have not been audited by independent auditors in accordance with auditing standards generally accepted in the United States, but in the opinion of the Company's management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position and results of operations. The results of operations for the quarter and nine months ended September 30, 2001 may not be indicative of the results that may occur during the year ending December 31, 2001.

NOTE 3 - In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. The Company does not expect the adoption of SFAS 141 and 142 to have a material impact on its results of operations or financial position.

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

The operating results of the discontinued operations were as follows with the 2001 results including operations through the date of sale:

                                     As of and For the Quarters              As of and For the Nine Months
                                         Ended September 30                       Ended September 30
                                      2001                2000                 2001                 2000
                               ------------------- -------------------- -------------------- -------------------
Net fees                        $           --        $     21,770         $     33,313        $     67,319
Gross profit                                --              10,178               15,079              31,864
Operating income                            --                 337                  496               2,895
Net income                                  --                 172                  403               1,559


Net assets of the discontinued operations at December 31, 2000 were as follows:

Cash                                                          $        4,647
Billed fees receivable, net                                           25,062
Unbilled work in progress                                             15,103
Other current assets                                                   3,208
Property, plant & equipment, net                                       3,553
Intangible assets, net                                                10,751
Other assets                                                           1,479
Short term borrowings                                                 (2,051)
Accounts payable and accrued expenses                                (11,967)
Billings in excess of costs                                          (15,219)
Long term debt                                                        (4,400)
Deferred income taxes                                                   (679)
Minority interest in equity                                             (132)
                                                              ---------------
                                                              $       29,355
                                                              ===============

NOTE 6 - Computation of Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share:

                                                                    For the Quarters Ended              For the Nine Months Ended
                                                                          September 30                        September 30
                                                               ---------------------------------------------------------------------
                                                                     2001             2000               2001               2000
                                                               ----------------------------------- ---------------------------------
Numerator:
   Income from continuing operations                             $   3,520        $   2,947         $   5,127           $    6,145
   Preferred stock dividends and accretion                            (282)            (282)             (846)                (846)
                                                               ----------------------------------- ---------------------------------
   Numerator for basic earnings per common
      share -  Income from continuing operations
      available to common  shareholders                              3,238            2,665             4,281                5,299
   Numerator for basic earnings per common share - Income
      (loss) from discontinued operations available to common
      shareholders                                                      (8)             172           (12,286)               1,559
                                                               ----------------------------------- ---------------------------------
   Numerator for basic earnings per common share - Net income
      (loss) available to common shareholders                    $   3,230        $   2,837         $  (8,005)          $    6,858
                                                               =================================== =================================

   Effect of dilutive securities:
   Income from continuing operations                             $   3,238        $   2,665         $   4,281           $    5,299
   Preferred stock dividends and accretion                             282              282                --                  846
                                                               ----------------------------------- ---------------------------------
   Numerator for diluted earnings per common
      share -  Income from continuing
      operations available to common shareholders                    3,520            2,947             4,281                6,145
    Numerator for diluted earnings per common share - Income
      (loss) from discontinued operations available to common
      shareholders                                                      (8)             172           (12,286)               1,559
                                                               ----------------------------------- ---------------------------------
   Numerator for diluted earnings per common share - Net
      income (loss) available to common shareholders             $   3,512        $   3,119         $  (8,005)          $    7,704
                                                               =================================== =================================

Denominator:
   Denominator for basic earnings per common
      share - Weighted-average shares                                2,616            2,611             2,616                2,614

   Effect of dilutive securities:
      Employee Stock Options                                           131              147               148                  154
      Other Stock Options                                               51               66                57                   68
      Cumulative Convertible Redeemable
            Preferred Stock and associated Common
            Stock Warrants                                             963              963               594                  963
                                                               ----------------------------------- ---------------------------------
   Dilutive potential common shares                                  1,145            1,176               799                1,185
                                                               ----------------------------------- ---------------------------------
   Denominator for diluted earnings per common
      share - Adjusted weighted-average shares                       3,761            3,787             3,415                3,799
                                                               =================================== =================================

Earnings per common share - basic:
   Continuing operations                                          $   1.24         $   1.02          $   1.64            $    2.03
   Discontinued operations                                            (.01)             .07             (4.70)                 .59
   Net income (loss)                                                  1.23             1.09             (3.06)                2.62

Earnings per common share - diluted:
   Continuing operations                                          $    .94         $    .78          $   1.25            $    1.62
   Discontinued operations                                            (.01)             .04             (3.59)                 .41
   Net income (loss)                                                   .93              .82             (2.34)                2.03

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

                                                                    Qtr to Qtr                                             YTD
                                                                      Dollar                                             Dollar
                                          Quarters Ended             Increase          Nine Month Periods Ended         Increase
                                           September 30             (Decrease)              September 30               (Decrease)
                                     -------------------------    ----------------    ---------------------------   ----------------
                                        2001          2000         2001 vs. 2000         2001           2000         2001 vs. 2000
                                     -----------   -----------    ----------------    ------------   ------------   ----------------
Net fees                                100.0%        100.0%             5.9%             100.0%         100.0%             6.5%

Gross profit                             61.0%         63.3%             2.0%              61.0%          63.4%             2.6%

Indirect costs and
  expenses                               51.0%         52.8%             2.2%              55.5%          56.1%             5.4%

Operating income from continuing
  operations                             10.0%         10.5%             0.1%               5.6%           7.3%           (19.0%)

Income after tax from continuing
  operations                              7.5%          6.6%            19.4%               3.7%           4.7%           (16.6%)

Income (loss) from discontinued
  operations                                 --         0.4%          (104.7%)             (8.9%)          1.2%          (888.1%)

Net income (loss)                         7.5%          7.0%            12.6%              (5.2%)          5.9%          (192.9%)


RESULTS OF OPERATIONS

For the first nine months of 2001, a $12.7 million loss on the disposal of discontinued operations (discussed below) lead to a net loss of $7.2 million. For the third quarter of 2001, the Company recorded net income of $3.5 million ($1.23 per common share - basic and $0.93 per common share - diluted) which is an increase from net income of $3.1 million in 2000 ($1.09 per common share - basic and $0.82 per common share- diluted). For the first nine months of 2001, the Company recorded a net loss of $7.2 million ($3.06 loss per common share - basic and $2.34 loss per common share - diluted) which is a decrease from net income of $7.7 million in 2000 ($2.62 per common share - basic and $2.03 per common share - diluted).

Continuing Operations

The Company continues to concentrate on growing its net fees and increasing project wins. Net fees increased 5.9% from $44.5 million for the third quarter of 2000 to $47.1 million for the same period in 2001. For the first nine months of 2001, net fees increased 6.5% from $129.6 million for the first nine months of 2000 to $138.0 million.

The gross profit margin of 61.0% for the third quarter of 2001 reflected a decrease compared to 63.3% for the same period of 2000. For the nine months ended September 30, 2001, the gross profit margin of 61.0% also reflected a decrease compared to 63.4% for the same period of 2000. Gross profit was adversely affected by project labor inefficiencies experienced on specific projects and in certain regions of the United States during the first nine months of 2001.

Indirect  costs  and  expenses,   which  includes  the  non-billable   labor  of
professional staff, operations support personnel as well as administrative support functions, were $76.6 million, or 55.5% of net fees, for the first nine months of 2001, compared with $72.6 million, or 56.1% of net fees, for the same period in 2000. Indirect expenses for the first nine months of 2001 include $1.0 million of severance recorded to bring labor costs back into balance with current needs. Indirect costs and expenses were $24.0 million, or 51.0% of net fees, for the third quarter of 2001, compared with $23.5 million, or 52.8% of net fees, for the third quarter of 2000. The improvement in third quarter's indirect costs and expenses reflect management's efforts to maintain appropriate levels of labor and support expenses.

Interest income was $0.5 million and $0.1 million for the third quarter and first nine months of 2001, respectively. This compares to interest expense of $0.4 million for the third quarter and $0.7 million for the first nine months of 2000. In the third quarter, the Company recorded interest income of $0.3 million from prior years' tax refunds generated from research and development tax credits and $0.1 million from the interest earned on cash maintained from the sale of the International business in the second quarter. Additionally, $0.1 million of deferred gain from the termination of an interest rate swap was recognized coincident with debt extinguishment at the beginning of the quarter. The company has had no debt, short term or long term, since the beginning of July, 2001. The average debt balance for the first nine months of 2001 decreased to $10.4 million compared to $22.7 million for the first nine months of 2000.

The effective income tax rate was 32.0% and 34.0% for the third quarter and the first nine months of 2001, respectively. This compares to 31.3% and 29.4% for the third quarter and the first nine months of 2000, respectively. The annual effective income tax rates benefited from anticipated research and development credits and, in 2000, adjustments for balance sheet tax accruals that were deemed to be no longer necessary.

For the third quarter of 2001, the Company recorded income from continuing operations of $3.5 million ($1.24 per common share - basic and $0.94 per common share - diluted) which is an increase from $2.9 million in 2000 ($1.02 per common share - basic and $0.78 per common share- diluted). For the first nine months of 2001, the Company recorded income from continuing operations of $5.1 million ($1.64 per common share - basic and $1.25 per common share - diluted) which is a decrease from $6.1 million in 2000 ($2.03 per common share - basic and $1.62 per common share - diluted).

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

Discontinued operations net fees in 2001 were $33.3 million with net income of $0.4 million. For the third quarter of 2001, the Company recorded an additional $8 thousand of expense due to the transaction ($0.01 loss per common share - basic and $0.01 loss per common share - diluted) which is a decrease from income of $0.2 million in 2000 ($0.07 per common share - basic and $0.04 per common share- diluted). For the first nine months of 2001, the Company recorded a loss from discontinued operations of $12.3 million ($4.70 loss per common share - basic and $3.59 loss per common share - diluted) which is a decrease from income of $1.6 million in 2000 ($0.59 per common share - basic and $0.41 per common share - diluted).

FINANCIAL CONDITION

Cash provided by continuing operations over the first nine months of 2001 was $6.5 million as compared to cash used by operations of $0.6 million during the first nine months of 2000. This increase was primarily due to improved working capital management.

Capital expenditures during the first nine months of 2001 and the first nine months of 2000 were $2.1 million and $3.0 million, respectively. In order to continue to enhance productivity the Company has continued, and will continue, its capital spending programs, particularly for computers and other technology-related equipment. The Company believes that the capital spending amount allowed by its credit facility ($7.0 million per year) is sufficient to meet foreseeable requirements.

Cash balances increased significantly to $13.3 million at September 30, 2001 from $2.3 million at December 31, 2000 as a result of the net proceeds from the sale of the International business. A portion of the proceeds from the sale of discontinued operations was used to repay outstanding debt. As a result, the Company reported no short-term borrowings or debt at September 30, 2001, compared to $14.9 million at December 31, 2000. The Company believes that, in addition to strengthening its balance sheet, the sale and resulting cash balances position the Company to invest in higher return opportunities.

While the Company anticipates continuing capital requirements to support growth, expansion of services, and capital expenditures, the Company believes that its cash balances, cash provided by operations and borrowings available under its credit facility will be sufficient to meet its requirements for the foreseeable future.

The Company's 401(k) Savings Plan (the "Plan") permitted employees to elect to invest their Plan contributions in Company Common Stock, and provided that the Company's matching contributions, if any, under the Plan be made in the form of Company Common Stock. As of May 10, 1996, the Board of Directors of the Company decided to terminate the use of Company Common Stock under the Plan, whether as employee contributions or as Company matching contributions. Consistent with that decision, employees are allowed to trade out of (but not into) shares of the Company's Common Stock held in their individual 401(k) accounts, in accordance with Plan provisions. Over the first nine months of 2001, 3,504 shares were traded out of the Plan totaling approximately $98,500.

Cash dividends on Common Stock have been and continue to be prohibited under the current and previous bank credit facilities. As required by the terms of the Company's outstanding Cumulative Convertible Redeemable Preferred Stock and permitted by the credit facility, the Company paid dividends to the holders of the Preferred Stock. For the third quarter, dividends totaled $0.2 million, or $0.21 per preferred share. For the nine months ended September 30, 2001, dividends totaled $0.6 million, or $0.62 per preferred share.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various types of market risks in the normal course of business, including the impact of interest rate changes. For a description of these market risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K. At the end of the third quarter 2001, however, the Company has no debt recorded on its balance sheet.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held July 30, 2001 in Atlanta, Georgia for the purpose of considering and voting on a proposal (the "Proposal") to elect six (6) directors to serve on the Board of Directors of the Company until the 2002 Annual Meeting and until their successors are duly elected and qualified.

The votes for the Proposal are detailed below:

Directors                                 For        Withheld
---------                                 ---        --------
Bruce C. Coles                           1,579,732     140,485
Robert B. Fooshee                        1,582,210     138,007
Walter T. Kiser                          1,652,295      67,922
Steven Muller                            1,641,643      78,574
Clay E. Sams                             1,658,014      62,203
John Y. Williams                         1,647,437      72,780

PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                         10.28 Second Amendment to Credit Agreement dated March 10, 2000 by and among the Company, Bank of America National Trust and Savings Association, and Bank of America, FSB.

                         10.29 Third Amendment to Credit Agreement dated May 3, 2001 by and among the Company, Bank of America National Trust and Savings Association, and Bank of America, FSB.


                  (b) Reports on Form 8-K

                         Current Report on Form 8-K, filed September 7, 2001, reporting under Item 5 the announcement of the change of the name of the Company from LawGibb Group, Inc. to Law Companies Group, Inc.

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


Dated:    November 13, 2001


12